Form 10KSB
period 1995-12-31
JUMPIN JAX CORP
filed 1996-08-16
CIK 878149

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-KSB




(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1995

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from                 to
                                         --------------    --------------
               Commission file number     33-5525405
                                      ---------------------

                          Jumpin' Jax Corporation
                ------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

      Nevada                                 87-0485319
 ---------------------------------------------------------------
(State or Other Jurisdiction of          (IRS Employer
Incorporation or Organization)           Identification No.)

3025 Harbor Lane North. Suite 315. Plymouth. Minnesota
- ----------------------------------------------------------

(Address of Principal Executive Offices)              (Zip Code)

                           (612) 550-1460
- ---------------------------------------------------------
          (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: [ x ]

                         Common Stock, par value $.001 per share
                         ---------------------------------------
                                     (Title of class)

                              [Cover page 1 of 2 pages]

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes           No X
    -------     ---

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

        State issuer's revenues for its most recent fiscal year:
$7,039,134


        State the aggregate market value of the voting stock held by non-affiliates of the issuer computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $955,546.75

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        14,637,489 shares of Common Stock as of August 14, 1996



                         [Cover page 2 of 2 pages]

                                    PART I

ITEM 1. Description of Business.


General
- -------

        From March 1995 until August 1996, Jumpin' Jax Corporation, a Nevada corporation ("Jumpin' Jax"), through its wholly-owned subsidiaries, Playpal, Inc., a Florida corporation ("Playpal") and Playpal Sales Corporation, a Minnesota corporation ("Playpal Sales"), was primarily engaged in the business of manufacturing and selling soft modular-play equipment. In addition, through its wholly-owned subsidiary Jumpin' Jax Entertainment, Inc., a Minnesota corporation ("Jumpin' Jax Entertainment") and a related company, Jumpin' Jax Corporation, a Minnesota corporation ("JJC"), the Company operated two indoor family entertainment centers (the "Centers"), both of which are located in the Minneapolis-St. Paul metropolitan area since February 1995 and provide activities for the entire family emphasizing fun, safety, and fitness. In addition, JJAX Corp., a Nevada corporation ("JJAX") and JJAX Entertainment, Inc., a Nevada corporation ("JJAXE"), (both partially owned subsidiaries of the Company) and Children's Choice Learning Centers, a Nevada corporation ("CCLC"), and a wholly-owned subsidiary of JJAXE, have recently been formed to explore opportunities to engage in the business of constructing and operating indoor destination entertainment and child care centers (the "Entertainment and Child Care Centers"), in conjunction with strategic partners, primarily in the casino industry, as a revenue enhancer for such partners. Jumpin' Jax and its wholly-owned subsidiaries Playpal, Playpal Sales and Jumpin' Jax Entertainment are collectively referred to hereinafter as the "Company."

Current Financial Condition of the Company
- ------------------------------------------

         Primarily as a result of a lack of working capital, the Company has sustained substantial losses in the fiscal year ended December 31, 1995, which total $9,273,884 (of which $4,640,377 represents a write-off of goodwill associated with the bankruptcy of Playpal). In addition, the Company's working capital deficit at December 31, 1995 was $6,222,163. The Company also had a stockholders' deficit of $4,547,453 at December 31, 1995. The Company continued to sustain substantial losses in the six month period ending June 30, 1996 and there is substantial doubt as to whether the Company can continue as a going concern. In April 1996, Playpal filed a petition for protection as a debtor-in-possession under Chapter 11 of the federal bankruptcy laws, which is in the process of converting to a full liquidation under Chapter 7 of the federal bankruptcy laws. Such event will likely result in the filing of a petition in the near future by Playpal Sales for liquidation under Chapter 7 of the bankruptcy laws. As a result, it is expected that all or a substantial portion of the assets of Playpal and Playpal Sales will be sold or otherwise disposed of. Further, the liquidation of Playpal and Playpal Sales will result in a loss of substantially all of the Company's revenues. In addition, in June 1996, JJC, a related company and lessor of the space in which the two Centers were operated, filed for protection as a debtor-in-possession under Chapter 11 of the federal bankruptcy laws. It is likely that such Chapter 11 proceeding will be converted into a Chapter 7 liquidation proceeding. It is also likely that Jumpin' Jax Entertainment will file for protection under Chapter 11 of the federal bankruptcy laws. Such event will result in the loss of all of the Company's revenues and fixed assets. See "Management's Discussion and Analysis of Financial Condition and Results of

Operations" and the Consolidated Financial Statements.

         Management's current plan is to cease primarily all of the operations of the Company with the exception of JJAX, JJAXE. and CCLC. Although management is currently seeking additional funding for such entities, to date, no binding commitments for any such funding have been received, and in the event that working capital is not obtained within the near future, it is likely that the Company will be required to cease all operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Former Operations of Playpal and Playpal Sales
- ----------------------------------------------

          Prior to the bankruptcy of Playpal, which is located in Rockledge, Florida, Playpal custom designed, manufactured and assembled units which included such equipment as tunnel, tubes, slides, ropes, gymnastic mats, trapezes, spider walks, ball pits, and obstacle courses for customers in the fast food and family entertainment industries. Playpal Sales engaged in the business of selling and distributing the soft-play units manufactured by Playpal. Customers of such entities included Burger King, McDonalds, Kentucky Fried Chicken, Pizza Hut, Hardee's, Disney World, Universal Studios and Mystic Lake Casino, as well as other gaming facilities. Playpal soft-play units were sold within the United States and in over 30 countries worldwide, including units in Mexico, Venezuela, the Peoples Republic of China, Japan, Argentina, Brazil, Barbados, Chile, Dominican Republic, Honduras, Korea, Mexico, Puerto Rico, Singapore, Spain, Taiwan and Trinidad.

          As indicated above, as a result of substantial sales tax and other unsecured and secured obligations, Playpal was required to file for protection under Chapter 11 of the bankruptcy laws in April 1996. Since that date, the Company has been unsuccessful in its attempts to secure working capital for the continuation of the businesses of Playpal and Playpal Sales and the businesses of both entities have been terminated. Accordingly, in August 1996, management determined that the Chapter 11 proceeding with respect to Playpal should be converted to a liquidation under Chapter 7 and that Playpal Sales will also file for bankruptcy protection. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Operations of Jumpin' Jax Entertainment
- ---------------------------------------

          The Company currently operates two Centers in the Minneapolis St. Paul metropolitan area through Jumpin' Jax Entertainment and a related company, JJC. Both are located in shopping malls; Maplewood Mall in suburban St. Paul and Burnsville Center in suburban Minneapolis. These Centers were designed to occupy approximately 12,000 square feet. The Centers each maintain a DynaMaze play structure, which is a large, custom-designed, sequentially-structured play area tailored to the developmental needs of children in the fourteen and under age group and which occupies approximately 2,500 square feet. The equipment was designed with safety and fitness in mind and is comprised of tunnels, cushioned areas for jumping and bouncing, ropes, trapezes, gymnastic mats, spider walks, ball pits and other similar equipment. Parents are permitted and encouraged to participate in the DynaMaze structure experience with their children. The Company's party theme areas for birthdays and other events were designed by a group of theatrical set designers and oriented around different concepts such as a shipwreck, a fort, a cave and a circus tent. The party sets are moveable to enable the Company to change the sets and alter the floor layout of the Center from time to time.

          For older children and adults, the Centers offer the Laser Crusaders laser tag arena and arcade game facilities. In the laser tag arena, players divide into teams and match tactical and "hide-and-go-seek" skills with low-powered lasers in an obstacle course housed in a darkened, ultraviolet lit room. When hit by an opponent's ray, a player's laser unit vibrates, signaling to the player that he or she must return to "base" to reenergize the laser. In the Company's arcade facility, players are challenged by video games provided by NAMCO Cybertainment, a manufacturer and operator of arcade games and facilities.

          To cater to the safety concerns of infants and toddlers, a separate play area known as MiniJax is provided. This space, physically separated within the Center from the activities for older children, contains large building blocks, small slides, and climbing equipment designed for the motor skills of younger children. The Centers also maintain a Jax Diner facility which features a menu designed for both children and adults. Each Center has a merchandise area where "Jumpin' Jax" apparel, toys and other products are sold. The Centers charge admission fees for each child, ranging from $2.99 to $5.99, depending on location and intended use of the facility. Laser tag is charged by the game, with a minimum fee required for entrance to the Center. The Centers were designed and constructed with a view toward safety and security. All parents and children entering the facility register at the entrance counter. The Company uses closed circuit televisions to monitor all entrances. All play area equipment is equipped with protective cushions and padding, and Company staff is available throughout the facility to assist and monitor children with respect to the play activities.

          As reported above, the Company operates the Centers through Jumpin' Jax Entertainment and a related company, JJC. As a result of a lack of working capital and unprofitable operations, the lease payments from Jumpin' Jax Entertainment to JJC for the spaces in which the two Centers operate were not adequate to allow JJC to meet its obligations to the landlord. Consequently, in June 1996, the landlord commenced eviction proceedings for lack of rental payments against JJC and JJC filed a petition under Chapter 11 of the bankruptcy laws. Due to the Company's current financial condition, it unlikely that the operations of Jumpin' Jax Entertainment can be continued at such locations and, in such event, the JJC Chapter 11 proceeding will be converted to a liquidation under Chapter 7 and Jumpin' Jax Entertainment will be compelled to file for either Chapter 11 or Chapter 7 bankruptcy protection. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Proposed Business Operations
- ----------------------------

          JJAX, JJAXE and CCLC were recently formed to explore opportunities to engage in the business of constructing and operating indoor destination entertainment and child care centers (the "Entertainment and Child Care Centers"), in conjunction with strategic partners primarily in the casino industry, as a revenue enhancer for such partners. The approach of such entities has been to propose and structure strategic alliances with companies engaged in a variety of industries, particularly casinos and other captive entertainment environments, which would benefit from the operation of both entertainment centers and centers which offered hourly, daily and weekly contract child care services located adjacent to, or at the site of their businesses. Management believes that such Entertainment and Child Care Centers, in providing readily accessible child care services and unique play activities for the children of the patrons (and employees) of such businesses, will allow customers uninterrupted freedom to engage in gambling, shopping, sporting, or other activities while their children are cared for, and play at the Entertainment and Child Care Centers. In addition such Centers may be utilized as a child care and entertainment facility for the employees of such businesses.

          JJAX, JJAXE and CCLC anticipate that the Entertainment and Child Care Centers offered will range from 18,000 to 30,000 square feet in size, and will contain the following:


DynaMaze Play Land

It is intended that children will be physically challenged in the custom-designed indoor play space by conquering and exploring a multi level soft-play unit which is anticipated to include slides, tubes, ball pools, air bounces and other soft-play equipment. The play units are intended to have a built-in fitness course and curriculum to create constructive play environments with a premium on fun.

Mini-Jax Toddler Area

It is intended that a small scale play area for ages 1-4 with drawing walls, craft areas, role playing and motor skill toys will be created.

Themed JaxDay Party Sets

It is intended that children and adults will be able to test their skill in a state of the art arena which will offer a variety of contests against their opponents.

Videonics Hall

The Centers will include an area which will test patrons' skills in a variety of areas, including driving, flying and skiing.

The JaxDiner

The Centers will include a JaxDiner, which will offer a variety of healthful and appealing meals for children.

Children's Choice Hourly Child Care through Children's Choice Learning Centers

It is intended that the Centers will provide hourly child care which will encompass a wide variety of activities to entertain customers' children while they visit the facility. Activities are anticipated to include: computer play and learning stations; movie rooms and libraries; arts and crafts play and learn stations; a stage area; manipulative play and learn stations; infant and toddler rooms; large muscle play and learn stations and "edutainment." It is intended that security will be provided by the use of customized parent/child computer chip identification and photo imaging systems. It is also anticipated that POS system monitors will be utilized to view entry and exit by children and adults. Marketing is intended to be accomplished through promotions, direct mail, and through the strategic alliance partnerships, who will include, when feasible, the Centers in their advertising.

          The Company anticipates that a strategic partner will utilize such services for both patrons of its business and its employees. JJAX and JJAXE intend to provide child care services through CCLC, which is anticipated to be a fully licensed child care provider for the hourly and contract child care at the Centers.

          The Company believes that each Center will require capital expenditures for equipment of between approximately $400,000 and $600,000, depending upon such factors as the size and location of the facility and the mix of product offered.

          In connection with the proposed business operations described above, JJAXE has entered into arrangements with St. Charles Gaming Company ("St. Charles Gaming") an affiliate of Casino America ("Casino America"), under which JJAXE and St. Charles Gaming established JJAX Lake Charles, L.L.C. ("JJAX Lake Charles"), a Louisiana corporation, substantially all of which is owned by JJAXE. Under the arrangement between JJAXE and St. Charles Gaming, JJAX Lake Charles was established in March 1996, for the construction, operation and management of an Entertainment and Child Care Center to be located at, and serve the patrons and employees of the "Isle of Capri" riverboat casino, located in Lake Charles, Louisiana. The arrangement provides that JJAXE will contribute the management, personnel, equipment and expertise for the operation of the Entertainment and Child Care Center and St. Charles Gaming will contribute certain properties and assets to establish and maintain the JJAX Lake Charles Center. Casino America also granted JJAXE a right of first refusal to construct and operate Entertainment and Child Care Centers in all of its other existing and proposed gaming facilities. The parties have set a target opening date of early 1997, however certain funding will be required in order to begin the project. Currently, no firm commitment for such funding has been obtained and the project cannot proceed unless funds are obtained in the near future.

          In addition, in July 1996, JJAXE entered into an agreement with Lady Luck, Bettendorf, L.C. ("Lady Luck"), an existing casino located in Bettendorf, Iowa, under which JJAXE is to establish, operate and manage an Entertainment and Child Care Center to be located at, and serve the patrons and employees of the Lady Luck Casino and the Quad Cities of Davenport and Bettendorf Iowa, and Moline and Rock Island, Illinois. Lady Luck is to contribute certain properties and leasehold to establish and maintain the Lady Luck Center. The parties have set a target opening date of October 1996; however JJAXE will require certain working capital in order to begin the Lady Luck project. Currently, JJAXE has no firm commitment for such funding and will be unable to engage in such project unless funds are obtained in the near future.

          The Company continues to seek to develop strategic partners for the construction and operation of Entertainment and Child Care Centers at their locations.

Competition

          Numerous companies compete in the indoor family entertainment center market, the most significant of which is Discovery Zone, a major owner and franchiser of indoor recreational facilities. Management believes that the business strategy of JJAX, JJAXE and CCLC will differ from Discovery Zone, since such entities do not intend to operate "stand-alone" Entertainment and Child Care Centers, but rather, manage and operate such facilities only in conjunction with existing or proposed casino and other gaming, mall, sporting, and entertainment facilities for the purpose of providing a service to such businesses and industries in attracting and expanding their customer bases, as well as increasing the average time patrons spend at such locations.

          There are also single unit operations with facilities similar to the Entertainment and Child Care Centers in many metropolitan areas. The Company believes that as the indoor family entertainment industry develops, more companies will enter into the market, most of which will have significantly greater financial and other resources than the Company. The Company believes that the principal competitive factors within its industry are location, availability of new and distinct product and service offerings, and, to a lesser extent, cost per visit. The Company also competes with a variety of public and private day care and other facilities servicing the pay-for-play market including Kids Quest (a company offering hourly child care with a large play structure located principally in casino operations), Showbiz Pizza, larger arcade-oriented family entertainment centers, and various other types of sports, recreation, and fitness services, such as park district programs, amusement parks, arcades and specialty restaurants. In addition, the Company competes with other children's entertainment activities such as museums, zoos, sporting events, movies, television, and computer games.

Insurance

          The Company maintains general liability insurance policies covering various types of liability including products liability. The product liability insurance has policy limits of $1,000,000 per occurrence and $2,000,000 in the aggregate per year. These policies are subject to exclusions and other terms which the Company believes are typical for policies of similarly situated companies. The Company believes that its insurance coverage is adequate for its needs, but there can be no assurance that the Company will not be subjected to claims in the future which are not covered by its insurance or which exceed its insurance coverage.


Trademarks

          The Company applied to register its Jumpin' Jax name and logo as a trademark and service mark in the United States but received opposition thereto and has determined to abandon such application. If sufficient working capital funds are obtained, the Company intends to apply for registration of the marks JJAX, JJAX Day, JJAX Choice Care, Jax Snacks, JaxDiner, DynaMaze, Mini-Jax, Jax Camp and Children's Choice Learning Centers. There can be no assurance that the Company will obtain sufficient funding to apply for registration of its marks, or that if applications are made, that it will be successful in registering such names and logos or that third parties will not infringe on such logos and trademarks. In the event that the Company is required to engage in litigation to protect its logos and trademarks, such litigation can be time consuming and costly.


Employees

          As a result of the Company's lack of working capital, the Company was compelled to dismiss substantially all of its employees. As of August 14, 1996, the Company and its subsidiaries employed fifteen full-time employees, all of which are in administration or store management. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be satisfactory.

ITEM 2. Description of Properties

          JJC, a related company, entered into leases for each of the two Centers and the corporate offices of Jumpin' Jax Entertainment, all of which are located in Minnesota and subleases such space to Jumpin' Jax Entertainment. The Company's two existing Centers are located at Maplewood Mall in Maplewood, Minnesota and Burnsville Center in Burnsville, Minnesota. The Company has leased approximately 12,000 square feet at each location for a ten-year term ending in February, 2005. Base rent under each Center lease is approximately $11,000 per month plus additional payments equal to 10% of gross sales for each Center greater than $40,000 and less than $85,000 per month and 8% of gross sales over $85,000 per month, throughout the term. The monthly rent is also subject to adjustment upward by 10% upon the opening of any new department store (defined as a store occupying at least 50,000 square feet) within either Mall. In June, 1996, the lessor of such properties commenced an action for eviction against JJC for failure to pay rent and JJC was compelled to file for bankruptcy protection. Due to the Company's current financial condition, it unlikely that the operations of Jumpin' Jax Entertainment and JJC can be continued at such locations and, in such event, the JJC Chapter 11 proceeding will be converted to a liquidation under Chapter 7 and Jumpin' Jax Entertainment will be compelled to file for either Chapter 11 or Chapter 7 bankruptcy protection. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings."

          The Company also owns real property and a building situated thereon where the former operations of Playpal were located in Rockledge, Florida. Such property consists of an approximately 37,800 square foot building on approximately 8.8 acres of land. The property is subject to a mortgage in the original principal amount of $944,000. In view of the Playpal bankruptcy proceedings, this Company anticipates that the property will be transferred or otherwise disposed of by the creditors of Playpal. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          In February 1995, Jumpin' Jax Entertainment entered into a new lease agreement for its corporate office located in Plymouth, Minnesota commencing March 1995 and running through July 1998 at the rate of $1,500 per month. Beginning in September 1996, Jumpin' Jax Entertainment has the option to cancel the office lease for a payment of $5,000.

          In May 1995, Jumpin' Jax Entertainment entered into a ten-year lease agreement, guaranteed by the Company, for approximately 15,000 square feet of space located in a shopping center in Green Bay, Wisconsin. Base rent is approximately $12,000 per month and began accruing in September 1995. The lease also requires additional rent of 12% of gross sales in excess of $925,000 plus 3% of gross sales in excess of $1,100,000 per lease year. Jumpin' Jax Entertainment has informed the landlord that it will not be occupying the space and, in September 1995, the landlord instituted an action against the Company for breach of contract. In January 1996, a motion for summary judgment on the issue of liability was granted to the landlord. In June 1996, the landlord filed a motion for summary judgment as to the issue of damages and the Company does not currently possess sufficient funds to retain counsel to defend the action. See "Legal Proceedings."

          In January 1996, Jumpin' Jax Entertainment entered into a ten-year lease agreement for approximately 20,000 square feet of space located in a shopping center in Nashville, Tennessee. Base rent is approximately $13,000 per month for the first five years of the lease and approximately $15,000 per month for the second five years of the lease and began accruing in July 1996. The lease also requires additional rent of 6% of gross sales in excess of $4,013,000 per lease year for the first five years of the lease and in excess of $4,514,625 for the second five years of the lease. Jumpin' Jax Entertainment does not have the funds required to construct and equip the facility and has informed the landlord that it will not be able to begin this process unless working capital funds can be obtained, which is highly improbable. Therefore, the Company does not intend on continuing with respect to this project although it is liable for amounts under the lease. See "Legal Proceedings."

ITEM 3. Legal Proceedings

          No material legal proceedings exist against the Company, its officers or directors except as follows:

          In December 1994, PlayPal was served with a third party complaint in the 24th Judicial District Court, Jefferson Parish, Louisiana, relating to an alleged personal injury claim for unspecified damages by a patron of a fun center operated by a Playpal customer. Playpal's insurance carrier has agreed to defend the matter.

          In 1994, Playpal was served with a complaint in Suffolk County (New
York) Supreme Court alleging personal injury suffered by a customer of an indoor fun center containing a Playpal modular soft-play unit. Playpal's insurance carrier at the time of the incident has refused to defend or pay the claim. Playpal believes that liability, if any, lies with the center operator as a result of the facts and circumstances. This action has been stayed by the bankruptcy proceeding.

          In October 1995, the Company was served with a complaint in Hennepin County (Minnesota) District Court by a real estate brokerage firm seeking payment of $29,000 for a commission on the sublease of the space formerly occupied by Gymania Corporation. The Company executed a confession of judgment for such amount and agreed to repay the obligation, with interest, in quarterly installments beginning November 30, 1995.

          In September 1995, Jumpin' Jax Entertainment was served with a complaint in Hennepin County (Minnesota) District Court by an advertising agency seeking payment of $44,000 for unpaid advertising, publication, and printing services. In January 1996, the Company agreed to repay the obligation over an eleven month period and executed a confession of judgment for such amount; the Company has made some, but not all of the payments.

          In August 1995, the former President of Playpal commenced suit against Playpal and the Company in Brevard County (Florida) Circuit Court seeking specific performance, injunctive relief, and damages for, among other matters, an alleged breach of the stock purchase agreement between the Company and the former President. In November 1995, the claim was settled by the Company's agreement to pay him $120,000 in two installments of $60,000 each prior to February 1996. The first payment of $60,000 was made in December 1995, however Playpal did not pay the balance. Summary judgment was granted in March 1996 against Playpal and the Company in the amount of approximately $65,000. This action has been stayed by the bankruptcy proceeding.

          In August 1995, Jumpin' Jax Entertainment was served with a complaint in Hennepin County (Minnesota) District Court by a sign construction company which installed signage at the Company's Maplewood and Burnsville, Minnesota indoor fun centers. In January, the Company agreed to repay the obligation over an eleven month period and executed a confession of judgment for such amount; the Company has made some, but not all of the payments.

          In December 1995, Playpal was served with a complaint in Brevard County (Florida) Circuit Court by a transportation company seeking payment of $128,000 for unpaid shipping charges. Plaintiff was awarded summary judgment in the amount of $140,279 in April 1996. This action has been stayed by the bankruptcy proceeding.

          In November 1995, a Statement of Claim was issued in the Ontario (Canada) Court of Justice by a shareholder of the Company alleging breach of contract by the Company in connection with a stock purchase agreement. The Statement of Claim was not provided to the Company until January 1996. The Company does not believe it was a party to the contract allegedly breached and is vigorously defending against this claim.

          In April 1996, a complaint was filed against the Company in Hennepin County (Minnesota) by William Auer seeking repayment of a note in the amount of $40,000. The Company has filed an answer to the complaint.

          In May 1996, a complaint was filed against the Company in Hennepin County (Minnesota) District Court by a supplier of materials to Playpal. The complaint alleged that the Company had guaranteed the obligations of Playpal to such supplier. The complaint seeks $101,195 in damages. The Company is currently defending the action.

          In July 1996, a complaint was filed against the Company in Orange County (Florida) by a supplier of materials to Playpal seeking payment under a guaranty agreement provided by the Company for the collection of Playpal's obligations to this supplier. The complaint seeks $48,579. The Company is currently defending the action.

          The Company has received claims for indemnification pursuant to certain provisions of a stock purchase agreement, under which the Company allegedly agreed to indemnify certain individuals for sales tax liabilities in connection with certain sales tax owed by Playpal. To date, claims totaling $274,000 have been made. The Company believes that it is not required to provide such indemnification and intends to defend such action if funds are available for such purpose.

          In July 1996, a complaint was filed against Jumpin' Jax Entertainment in Hennepin County (Minnesota) District Court by a supplier of equipment to the existing Centers seeking repayment of a note in the amount of $90,000. Jumpin' Jax Entertainment has not filed a defense to this claim and is attempting to renegotiate the terms of the note.

          In June 1996, a notice of eviction was served upon JJC in connection with its leaseholds for the Centers. The action has been stayed under the provisions of the Chapter 11 bankruptcy proceeding filed by JJC.

          In May 1995, Jumpin' Jax Entertainment entered into a ten-year lease agreement, guaranteed by the Company, for approximately 15,000 square feet of space located in a shopping center in Green Bay, Wisconsin. Base rent is approximately $12,000 per month and began accruing in September 1995. The lease also requires additional rent of 12% of gross sales in excess of $925,000 plus 3% of gross sales in excess of $1,100,000 per lease year. Jumpin'
Jax Entertainment has informed the landlord that it will not be occupying the space and, in September 1995, the landlord instituted an action against the Company for breach of contract. In January 1996, a motion for summary judgment on the issue of liability was granted to the landlord. In June 1996, the landlord filed a motion for summary judgment as to the issue of damages and the Company does not currently possess sufficient funds to retain counsel to defend the action; accordingly the Company believes that damages will be awarded in connection with the action.


          In January 1996, Jumpin' Jax Entertainment entered into a ten-year lease agreement for approximately 20,000 square feet of space located in a shopping center in Nashville, Tennessee. Base rent is approximately $13,000 per month for the first five years of the lease and approximately $15,000 per month for the second five years of the lease and began accruing in July 1996. The lease also requires additional rent of 6% of gross sales in excess of $4,013,000 per lease year for the first five years of the lease and in excess of $4,514,625 for the second five years of the lease. Jumpin' Jax Entertainment does not have the funds required to construct and equip the facility and has informed the landlord that it will not be able to begin this process unless working capital funds can be obtained, which is highly improbable. Therefore, the Company does not intend to continue with respect to this project although it is liable for amounts under this lease.

ITEM 4. Submission of Matters to a Vote of Security-Holders

None.

Report of Independent Accountants


To the Shareholders and Directors of

Jumpin' Jax Corporation:

We have audited the accompanying consolidated balance sheet of Jumpin' Jax Corporation (formerly Four Star Ranch, Inc.) and subsidiary as of December 31, 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jumpin' Jax Corporation and subsidiary as of December 31, 1994, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred a loss from operations and continues to experience losses associated with its limited retail operations, has a significant working capital deficit, and is in default of its bank debt. Furthermore, subsequent to December 31, 1994, the Company acquired a financially troubled company (Note 11). These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            COOPERS & LYBRAND L.L.P.



Minneapolis, Minnesota
April 11, 1995, except as to
      Note 5, for which the date is
      April 28, 1995.

                       Consolidated Financial Statements

                            Jumpin' Jax Corporation

                    Years ended December 31, 1995 and 1994

                            Jumpin' Jax Corporation

                       Consolidated Financial Statements


                    Years ended December 31, 1995 and 1994






                                   Contents

Report of Independent Auditors...........................................1

Audited Consolidated Financial Statements

Consolidated Statements of Financial Position............................3
Consolidated Statements of Operations....................................5
Consolidated Statement of Changes in Shareholders' Equity (Deficiency)...6
Consolidated Statements of Cash Flows....................................7
Notes to Consolidated Financial Statements...............................9

                        Report of Independent Auditors


Board of Directors and Shareholders
Jumpin' Jax Corporation

We have audited the consolidated statement of financial position of Jumpin' Jax Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, changes in shareholders' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Jumpin' Jax Corporation for the year ended December 31, 1994 were audited by other auditors whose report dated April 11, 1995, except as to Note 5, for which the date is April 28, 1995, expressed an unqualified opinion on those financial statements and included an explanatory paragraph that described the substantial doubt about the Company's ability to continue as a going concern as discussed in Note 3 to these financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 31, 1995 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jumpin' Jax Corporation and subsidiaries as of December 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred a loss from operations and continues to experience losses associated with operations and has a significant working capital deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  Ernst & Young LLP


Minneapolis, Minnesota
May 7, 1996, except for Notes 3, 13 and 14, as to which the date is August 13, 1996

                            Jumpin' Jax Corporation

                 Consolidated Statements of Financial Position



                                                              December 31
                                                          -------------------
                                                          1995         1994
                                                          ----         ----

Assets
Current assets:
  Cash and cash equivalents                              $        -  $ 38,674
  Restricted marketable securities                           50,000         -
  Accounts receivable                                       252,827     8,354
  Inventories                                               322,517     5,687
  Other receivables                                             624    87,740
  Due from shareholder and from officer of subsidiary,
   including $30,772 stock subscription, $130,772
   collected in 1995                                              -   133,772
  Advances to officers                                       54,930         -
  Prepaid expenses                                           20,981     3,443
                                                          ---------  --------
Total current assets                                        701,879   277,670

Furniture and equipment, less accumulated
 depreciation                                             3,135,740   266,734

Other assets                                                 87,664   234,337

                                                         ----------  --------
Total assets                                             $3,925,283  $778,741
                                                         ==========  ========

                                                               December 31
                                                         ----------------------
                                                             1995        1994
                                                             ----        ----

Liabilities and shareholders' equity (deficiency)
Current liabilities:
  Bank overdraft                                         $    37,794  $       -
  Accounts payable                                         1,955,898     37,930
  Accrued sales taxes                                      2,136,769          -

  Customer deposits                                          479,226          -
  Accrued expenses                                           977,615    449,313
  Landlord advances                                           88,776          -
  Deferred income                                             52,626          -
  Current portion of notes payable-related parties            54,028    106,251
  Current portion of long-term debt                        1,141,310    164,375
                                                         -----------  ---------
Total current liabilities                                  6,924,042    757,869

Notes payable - related parties                               19,270          -
Long-term debt                                               144,638      7,047
Landlord advances                                            717,586          -
Reserve for additional advances to bankrupt subsidiary       667,200          -

Shareholders' equity (deficiency):
  Common Stock, $.001 par value:
   Authorized shares-50,000,000 in 1995 and
    50,000,000 in 1994
   Issued and outstanding shares-12,967,395 in
    1995 and 8,043,210 in 1994                                12,967      8,043
  Additional paid-in capital                               4,992,243    284,561
  Common Stock issuable                                        2,300      2,300
  Accumulated deficit                                     (9,554,963)  (281,079)
                                                         -----------   --------
Total shareholders' equity (deficiency)                   (4,547,453)    13,825
                                                         -----------   --------
Total liabilities and shareholders' equity (deficiency)  $ 3,925,283  $ 778,741
                                                         ===========  =========

                            See accompanying notes.

                            Jumpin' Jax Corporation

                     Consolidated Statements of Operations


                                                       Year ended December 31
                                                       ----------------------
                                                           1995        1994
                                                           ----        ----

Revenues:
  Store operations                                     $   788,291  $    1,794
  Equipment sales                                        6,250,843           -
                                                       -----------  ----------
                                                         7,039,134       1,794
Cost of goods sold:
  Store operations                                       1,254,631       1,556
  Equipment sales                                        5,705,075           -
                                                       -----------  ----------
                                                         6,959,706       1,556

                                                       -----------  ----------
Gross margin                                                79,428         238

Operating expenses:
  Selling, general and administrative:                                  32,807
    Salaries and benefits                                1,059,685
    Business development costs                              76,000
    Store opening costs                                     94,521
    Other legal and professional fees                      224,082
    Other                                                1,331,104
                                                       -----------  ----------
                                                         2,785,392      32,807
  Depreciation and amortization                            515,949         134
  Acquisition costs                                        101,000     147,950
  Expenses associated with store closing                   262,995     100,128
  Write-off of goodwill                                  4,640,377           -
  Reserve for advances to bankrupt subsidiary
     (Note 14)                                             667,200           -
  Interest expense (income)                                380,399        (702)
                                                       -----------  ----------
                                                         9,353,312     280,317
                                                       -----------  ----------

Loss before income taxes                                (9,273,884)   (280,079)
Income taxes                                                     -           -
                                                       -----------  ----------
Net loss                                               $(9,273,884) $ (280,079)
                                                       ===========  ==========
Net loss per share                                          $(0.96)     $(0.16)
                                                       ===========  ==========
Weighted average number of shares outstanding            9,682,877   1,798,991
                                                       ===========  ==========

                            See accompanying notes.

                            Jumpin' Jax Corporation

    Consolidated Statement of Changes in Shareholders' Equity (Deficiency)



                                                                                                                         Total
                                                          Common Stock         Additional    Common                   Shareholders'
                                                       --------------------     Paid-In      Stock     Accumulated       Equity
                                                        Shares      Amount      Capital     Issuable     Deficit      (Deficiency)
                                                       ---------    -------    ----------   --------   -----------    -------------
Balance at January 1, 1994                             1,000,000    $ 1,000    $        -    $    -     $   (1,000)    $         -
  Shares issued for cash at $1.00 per share              100,000        100        99,900         -              -         100,000

  Issuance of additional shares to the controlling
   shareholders of GymMania Venture Capital Company
   (GVCC) in exchange for the net assets of GVCC,
   and the commitment to issue 479,606 additional
   shares for a nominal value to the shareholders
   of Gymania Corporation (Gymania) in exchange
   for the operations of Gymania, net of reduction
   of $140,197 to reflect the excess liabilities
   assumed over Gymania assets acquired                6,708,394      6,708        63,930         -              -          70,638
  Shares (230,000) issuable at $.01 per share,
   in connection with professional services charged
   to operations in 1994                                       -          -             -     2,300              -           2,300
  Shares issued at $.01 per share in exchange for
   services valued at $1,150                             115,000        115         1,035         -              -           1,150
  Shares issued upon the conversion of debt at
   $1.00 per share                                       119,816        120       119,696         -              -         119,816
  Net loss                                                     -          -             -         -       (280,079)       (280,079)
                                                     -----------     -------    ---------    -------     ---------      ----------
Balance at December 31, 1994                           8,043,210       8,043      284,561      2,300      (281,079)         13,825
  Shares issued for investment in PlayPal                351,000         351    1,033,649          -             -       1,034,000
  Shares issued for settlement of vendor balances         24,720          25       49,450          -             -          49,475
  Shares issued for cash                               4,548,465       4,548    3,624,583          -             -       3,629,131
  Net loss                                                     -           -            -          -    (9,273,884)     (9,273,884)
                                                     -----------     -------    ---------    -------    ----------     -----------
Balance at December 31, 1995                          12,967,395     $12,967   $4,992,243     $2,300   $(9,554,963)    $(4,547,453)
                                                     ===========     =======   ==========    =======   ===========     ===========

                            See accompanying notes.

                            Jumpin' Jax Corporation

                     Consolidated Statements of Cash Flows



                                                      Year ended December 31
                                                      -----------------------
                                                        1995          1994
                                                        ----          ----
Operating activities
Net loss                                             $(9,273,884)   $(280,079)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
    Depreciation                                         265,975          134
    Amortization of intangible assets                    249,974            -
    Amortization of landlord advances                    (81,376)           -
    Write-down of fixed assets                           134,621            -

    Asset transfer in lieu of rent                       149,493            -
    Write-off of goodwill                              4,640,377            -
    Reserve for advances to bankrupt subsidiary          667,200            -
    Interest accrued on sales tax obligation             146,700            -
    Debt assumed from related party                       53,153            -
    Loss on disposal of leasehold improvements                 -       22,981
    Prepaid business plan cost                                 -       25,000
    Common Stock issued as compensation for services           -        3,450
    Changes in operating assets and liabilities:
      Accounts receivable                                140,638            -
      Other receivables                                   87,116            -
      Inventories                                         54,662            -
      Advances to officers                               (54,930)           -
      Prepaid expenses                                   (32,337)           -
      Accounts payable                                    63,434            -
      Sales tax payable                                  (24,027)           -
      Customer deposits                                  (82,673)           -
      Accrued expenses                                   211,622      220,043
      Deferred income                                     30,122            -
                                                     ------------   ---------
Net cash used in operating activities                 (2,654,140)      (8,471)

Investing activities
Payments on notes receivable - related parties           133,772       70,288
Purchase of marketable securities                        (50,000)           -
Purchases of property and equipment                   (1,215,021)           -
Acquisition of PlayPal                                  (514,000)           -
Increase in other assets                                  (6,210)           -
Advance to Gymania Corporation prior to
 acquisition, net of cash acquired of $36,145                  -     (123,143)
                                                     ------------   ---------
Net cash used in investing activities                 (1,651,459)     (52,855)

Financing activities
Proceeds from landlord advances                          887,738            -
Principal payment on notes
 payable-related parties                                 (86,106)           -
Principal payments on notes payable
 and long-term debt                                     (201,632)           -
Proceeds from issuance of shares                       3,629,131      100,000
                                                     ------------   ---------
Net cash provided by financing activities              4,229,131      100,000
                                                     ------------   ---------
(Decrease) increase in cash                              (76,468)      38,674
Cash at beginning of year                                 38,674            -
                                                     ------------   ---------
Cash (overdraft) at end of year                      $   (37,794)   $  38,674
                                                     ============   =========

                            Jumpin' Jax Corporation

Supplemental disclosure to statement of cash flows:

   Interest paid was approximately $160,552 and $-0- in 1995 and 1994, respectively.

   State income taxes paid were approximately $1,200 and $-0- in 1995 and 1994, respectively.

   The Company converted $49,475 and $119,816 of payables to common stock in 1995 and 1994, respectively.

   The Company incurred $-0- and $87,740 of refundable construction costs associated with new indoor fun center location development in 1995 and 1994, respectively. Amounts were included in other receivables and accrued expenses.

   The Company incurred debt of $281,000 and $-0- for the acquisition of fixed assets in 1995 and 1994, respectively.

   The Company converted $113,000 and $-0- of accounts payable into notes payable in 1995 and 1994, respectively.




                            See accompanying notes.

                            Jumpin' Jax Corporation

                  Notes to Consolidated Financial Statements

                               December 31, 1995



1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Jumpin' Jax Entertainment, Inc., PlayPal Sales Corporation and PlayPal, Inc., after elimination of significant intercompany accounts and transactions.

Organization and Business Acquisition

The Company was originally incorporated in April 1988 under the name Four Star Ranch, Inc. The Company initially was formed without any specific business plan, other than to seek potential business opportunities for acquisition, and was essentially inactive until 1994.

In November 1994, as the first step of the December 1994 acquisition of the net assets of GymMania Venture Capital Corporation ("GVCC"), a predecessor business discussed below, the Company issued an aggregate of 6,708,394 shares of Common Stock to certain investors who held the majority voting common stock control of GVCC in exchange for $30,772 in stock subscription and a $180,063 note receivable from GVCC and changed its business plan to that of developing indoor fun centers. In addition, as the first step of the December 1994 acquisition of Gymania Corporation ("Gymania"), another predecessor business discussed below, the Company entered into a stock purchase agreement with shareholders of Gymania to issue 450,868 shares of the Company's Common Stock at $.0074 per share and register such shares. In December 1994, the Company changed its corporate name to Jumpin' Jax Corporation.

On December 30, 1994, the Company acquired substantially all of the assets of GVCC, a corporation existing under the laws of the Province of Ontario, Canada for no cash consideration. The transaction was a reverse acquisition whereby certain shareholders of GVCC became the controlling shareholders of the Company. The principal asset of GVCC was an advance receivable of approximately $492,000 from Gymania. GVCC was formed in June 1994 to finance the development of indoor fun centers.

                            Jumpin' Jax Corporation

1. Summary of Significant Accounting Policies (continued)

Also on December 30, 1994, the Company, through its wholly-owned retail subsidiary, Jumpin' Jax Entertainment, Inc., acquired substantially all of the assets (totaling $512,361) of Gymania in exchange for assuming substantially all of Gymania's obligations (totaling $1,012,187), including the advances payable of approximately $492,000 to GVCC. During 1994, prior to the acquisition of Gymania, the Company advanced $159,288 to Gymania. Gymania was formed in 1991 and had developed and was operating, on a limited basis, indoor fun centers since its inception.

The acquisitions of GVCC and Gymania were recorded at the historical cost of such predecessor businesses, as all such businesses were effectively under common control through common shareholders and related debt transactions as described above.

On March 13, 1995, the Company issued 351,000 shares of Common Stock valued at $1,033,815 and paid $210,000 of cash at closing, and agreed to pay an additional $100,000 ninety days after closing, in exchange for all of the issued and outstanding capital stock of PlayPal, Inc. of Rockledge, Florida. PlayPal, Inc. is a manufacturer of modular soft-play equipment for indoor fun centers and playgrounds. On or about the same time, the Company established PlayPal Sales Corporation, a wholly-owned subsidiary formed to distribute those products manufactured by PlayPal, Inc.

The acquisition of PlayPal, Inc. was accounted for as a purchase and, accordingly, the results of PlayPal, Inc.'s operations since March 14, 1995 have been included in the financial statements, notes and text contained in this report. As discussed more fully in Notes 3 and 14, in April 1996, PlayPal filed for protection under Chapter 11 of the U.S. Bankruptcy Code and may soon file Chapter 7.

Cash Equivalents

The Company considers cash equivalents to be investments with remaining maturities of three months or less at the time of acquisition.

                            Jumpin' Jax Corporation

1. Summary of Significant Accounting Policies (continued)

Marketable Securities

Investments with a remaining maturity of more than ninety days at the date of purchase are classified as marketable securities. The restricted investment of $50,000 represents a Certificate of Deposit which collateralizes the loan for PlayPal's land and building in Florida.

Inventories

Inventories, which consist principally of food and retail merchandise for the Company's indoor fun centers and of modular soft-play parts for the Company's manufacturing subsidiary, are carried at the lower of cost (first-in, first-out basis) or market.

Inventories at December 31, 1995 and 1994 consisted of the following:


                                                December 31
                                             -----------------
                                              1995       1994
                                              ----       ----
Food and retail merchandise                  $ 17,465   $5,687
Raw material                                  126,856        -
Work-in-process                               178,196        -
                                             --------   ------
                                             $322,517   $5,687
                                             ========   ======

Fixed Assets

Fixed assets are stated at cost. The Company provides for depreciation at rates calculated to amortize the cost of the property over its estimated useful life (3-10 years) using the straight-line method. Leasehold improvements are amortized over the related lease term or estimated useful life, whichever is shorter. Amortization of assets recorded under capital leases is included in depreciation expense.

Preopening Costs

Advertising, sales promotion and expenditures associated with the opening of new locations are expensed as incurred. Architectural and equipment design costs are capitalized and charged to operations over the term of the location lease.

                            Jumpin' Jax Corporation

1. Summary of Significant Accounting Policies (continued)

Landlord Advances

Incentives provided by the landlord of the store locations to induce the Company to locate a facility in its location are capitalized and amortized as an off-set to rent expense over the term of the lease.

Revenue Recognition

The Company recognizes revenue as the services are performed.

Goodwill

In March 1995, the Company acquired all of the issued and outstanding capital stock of PlayPal, Inc. The acquisition was accounted for as a purchase,

resulting in goodwill of $4,890,351 being recorded on the books of PlayPal, Inc. at March 13, 1995. The Company has reviewed this asset for impairment and, in light of the April 24, 1996 bankruptcy filing by PlayPal, Inc. (as discussed more fully in Note 3), the unamortized goodwill of $4,640,377 was expensed as of December 31, 1995.

Income Taxes

For federal income tax purposes, the Company and its wholly-owned subsidiaries file a consolidated income tax return.

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established to the extent it is more likely than not that some portion or all of the deferred income tax assets will not be ultimately realized.

                            Jumpin' Jax Corporation

Loss Per Share

Loss per share of Common Stock is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Common stock equivalents were excluded from net loss per share computation as their effect is antidilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

Certain amounts presented in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

2. Acquisition of PlayPal, Inc.

As noted in Note 1 to the consolidated financial statements, on March 13, 1995, Jumpin' Jax Corporation acquired all of the outstanding shares of PlayPal, Inc. for total cash and stock consideration of $1.34 million. The acquisition was accounted for as a purchase.

                            Jumpin' Jax Corporation

The following unaudited pro forma summary represents the consolidated results of operations of the Company as if the acquisition had occurred at the beginning of 1994, after giving effect to certain adjustments including the amortization of goodwill and increased interest expense. The pro forma information does not purport to be indicative of the results of operations that would have occurred had the acquisition been made as of those dates or of future results of operations.

                                                     Year ended December 31
                                                   --------------------------
                                                       1995           1994
                                                       ----           ----
  Net sales                                        $ 7,835,334    $11,670,563
  Net (loss) before taxes and extraordinary item    (9,748,667)    (2,255,347)
  Net (loss)                                        (9,748,667)    (2,125,581)
  (Loss) per share before extraordinary item             (1.02)         (0.27)
  (Loss) per share                                       (1.02)         (0.25)

3. Financial Condition and Management's Plans

As shown in the accompanying financial statements, the Company incurred a net loss of $9,273,884 for the year ended December 31, 1995. The Company's current liabilities exceeded its current assets by $6,222,163 at December 31, 1995. Furthermore, the Company had an accumulated deficit of $9,554,963 at December 31, 1995.

Subsequent to December 31, 1995, the Company has raised additional equity capital through sales of common stock. The related funds raised have been expended to fund retail and manufacturing operations and corporate expenses subsequent to December 31, 1995. These factors create significant uncertainties about the Company's ability to continue as a going concern.

In July 1996, a related party of the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. This related party leased retail mall space and then subleased the space through an oral agreement to Jumpin' Jax Entertainment, Inc., a wholly-owned subsidiary of the Company (see related comments in Note 9). The likely liquidation of this related party makes it probable that the Company will have to vacate these premises and cease their current retail operations, which is operating stand-alone entertainment centers.

                            Jumpin' Jax Corporation

Management is taking steps to address these issues by concentrating its focus on further developing and expanding its retail operations. The Company plans to expend resources, if available, on developing strategic alliances with companies which will benefit from co-locating with a quality family entertainment and childcare facility. The Company has also made the decision to discontinue its efforts to achieve vertical integration of the family entertainment business through the manufacturing of soft, modular play equipment. On April 24, 1996, PlayPal, Inc. (the manufacturer of this equipment) filed for protection under Chapter 11 of the United States Bankruptcy Code. Because PlayPal has been unable to obtain debtor-in-possession financing necessary to continue operations, the Company is seeking to arrange liquidation of the PlayPal subsidiaries. These subsidiaries accounted for $7,000,725 of the Company's losses for the year ended December 31, 1995.

Management's current plan is to cease primarily all of the existing operations of the Company and focus its efforts and resources in growing its operations with strategic partners.

The ability of the Company to continue as a going concern is dependent on the Company's ability to raise substantial capital and its ability to implement and profitably operate the strategic alliances it is pursuing. However, there can be no assurance that this capital will be raised or be sufficient to fund operations or that revenues from the Company's operations will ever lead to profitability.

4. Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                                      December 31
                                               ----------------------
                                                  1995        1994
                                                  ----        ----
  Land                                         $  313,363  $       -
  Building                                      1,358,659          -
  Equipment                                       960,454    315,168
  Leasehold improvements                          860,788     44,263
  Furniture and fixtures                           48,884     23,643
                                               ----------  ---------
                                                3,542,148    383,074
  Less accumulated depreciation                  (406,408)  (116,340)
                                               ----------  ---------
                                               $3,135,740  $ 266,734
                                               ==========  =========

                            Jumpin' Jax Corporation

5. Notes Payable - Related Parties

Notes payable to related parties consist of the following at December 31, 1995 and 1994:


                                                          1995         1994
                                                          ----         ----
  Note payable to a shareholder due May 1, 1995,
   including accrued interest on Toronto Dominion
   Bank Prime (8% at December 31, 1994) plus 2.5%,
   paid in full on April 28, 1995                        $     -     $  35,625

  Noninterest-bearing demand note payable to
   a related party                                             -        35,626

  Note payable to a related party, bearing an
   effective interest at 15%, payable on
   April 17, 1994                                         35,000        35,000

  Note payable to an officer of the Company,
   bearing interest at 24%, payable on
   November 21, 1997                                      38,298             -
                                                         -------      --------
                                                          73,298       106,251
  Current maturities                                      54,028      (106,251)
                                                         -------      --------
                                                         $19,270      $      -
                                                         =======      ========
6. Long-Term Debt

Long-term debt at December 31, 1995 and 1994 is as follows:

                                                           1995         1994
                                                           ----         ----

  Bank debt, bearing interest at Bank prime rate
   (8.5% at December 31, 1995) plus 1%, payable
   through May 1996, in monthly installments of
   approximately $10,600 with a balloon payment
   of $853,664, secured by specific property of
   PlayPal, Inc.                                         $867,776    $    -

  Promissory note, bearing interest at 12%,
   payable through December 22, 1996, in monthly
   installments of $2,500, unsecured                      153,823         -

                            Jumpin' Jax Corporation

                                                             1995       1994
                                                             ----       ----

  Gymania bank debt, assumed by the Company,
   bearing interest at New York Prime
   (8.5% at December 31, 1995) plus 2%, payable
   through November 1997, in monthly installments
   of approximately $4,400, guaranteed by the Small
   Business Administration secured by specific assets
   of the Company                                          $ 94,652  $137,099

  Promissory note, bearing interest at 8%, payable
   through August 20, 1998, in monthly installments
   of $2,220, unsecured                                      63,781         -

  Promissory note, bearing interest at 8%, payable
   through August 31, 1996, in quarterly installments
   of $7,794, unsecured                                      22,467         -

  Promissory note, bearing interest at 10%, payable
   through October 1, 1997, in monthly installments
   of $600, secured by specific property of PlayPal, Inc.    12,508         -

  Promissory note, bearing interest at 9.87%, payable
   through August 1, 2001, in monthly installments of
   $291, secured by specific equipment of PlayPal, Inc.       9,353         -

  Promissory note, bearing interest at 12%, payable on
   January 27, 1997, unsecured                                7,869     7,047

  Promissory note, bearing interest at 10%, payable on
   March 10, 1995, unsecured                                  5,000         -

  Promissory note, bearing interest at 7.5%, payable
   through July 20, 1996, in monthly installments of
   $502, secured by specific equipment of PlayPal, Inc.       4,823         -

                            Jumpin' Jax Corporation

                                                          1995        1994
                                                          ----        ----

  Gymania bank debt, assumed by the Company,

   bearing interest at the bank's reference rate
   (8.5% at December 31, 1994) plus 2%, payable
   through October 1995, guaranteed by the Small
   Business Administration, secured by all assets
   of the Company                                      $        -   $ 18,200

  Other                                                     1,393          -

  Obligations under capital leases                         42,503          -
                                                       ----------   --------
                                                        1,285,948    162,346
  Less current maturities                               1,141,310    155,299
                                                       ----------   --------
  Amount classified at long-term debt                  $  144,638   $  7,047
                                                       ==========   ========

Aggregate maturities of long-term debt for the five years subsequent to December 31, 1995 are as follows:

        1996                                    $1,878,810
        1997                                       100,971
        1998                                        33,921
        1999                                         9,746
        2000                                             -
                                                ----------
                                                $2,023,448
                                                ==========

7. December 1995 Private Placement Agreement

In December 1995 and January 1996, the Company raised $737,500 and $100,000 (less associated transaction costs), respectively, of private placement funding. In return, the Company committed to issue 29.5 units and 4.0 units, respectively. Each unit consists of a number of shares of the Company's common stock and warrants as determined by dividing $25,000 by the lesser of 1) $1.00 or 2) two-thirds of the market price per share of the common stock one day immediately prior to the registration of such stock. In addition, the agreement stipulated that two additional units would be issued for each of the original

                            Jumpin' Jax Corporation
units if certain conditions were not met by the Company; such conditions were not met. As a result, the Company has reflected issuance of 88.5 total units as of December 31, 1995. Because the registration has yet to occur, the actual number of shares and warrants (units) is currently indeterminable. The Company has reflected issuance of 2,212,500 shares as of December 31, 1995 related to this agreement; however, actual number of shares to be issued may be substantially more.

8. Stock Warrants

As outlined in Note 1, the Company issued warrants to the shareholders of Gymania Corporation to acquire 450,868 shares of the Company's common stock at a purchase price of $.0074 per share as part of the December 1994 Asset Purchase Agreement between the parties. During 1995, the Company committed to issue 250,000 warrants to an investment advisor with exercise prices ranging from $1.00 per share to $3.00 per share and an additional 2,212,500 as per the terms of the December 1995 private placement as discussed more fully in Note 7.

In addition, the Company committed to issue 246,000 warrants to certain key management employees. The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related inter-pretations in accounting for its stock warrants. Under APB 25, compensation expense is recognized to the extent that the market price of the common stock exceeds the warrant price on the date of the grant. It is generally the Company's policy to grant warrants with the exercise price equal to the market price of the common stock on the date of the grant. The exercise price of the warrants granted equaled the market price of the stock on the grant date. Therefore, no compensation expense is recognized in association with these options. All stock warrants vesting periods range from immediate to four years and expire from five years to ten years after their grant date.

                        Jumpin' Jax Corporation

Following is activity with respect to stock warrants:

                                                         Price Per
                                          Shares           Share
                                         ---------      -----------
  Balance January 1, 1995                  450,868      $     .0074
    Warrants granted                     2,708,500        1.00-3.00
    Warrants exercised                          --               --
    Warrants canceled                           --               --
                                         ---------
  Outstanding at December 31,
    1995, of which 3,159,368
    were exercisable                     3,159,368     $.0074-$3.00
                                         =========

Subsequent to December 31, 1995, the Company granted an additional 425,000 warrants to certain key members of management; these warrants include an exercise price also equal to the market price of the shares on the date of grant and expire between five and ten years from the date of grant.


9. Leases

The Company, through its wholly-owned subsidiary, Jumpin' Jax Entertainment, Inc., is committed under long-term operating leases for the rental of its store locations and its corporate office. The terms of the leases range from two to ten years. The Company is generally required to pay rent based on a percentage of sale and, in most cases, real estate taxes and other expenses.

In November 1994, a related party of the Company entered into two lease agreements for space with a mall operator commencing in March 1995 and running through February 2005 (the "Headleases"). Jumpin' Jax Entertainment, Inc. then entered into oral agreements with the related party (the "Subleases") to use the spaces, and other equipment, for its store locations. Terms of the Subleases are comparable to those of the Headleases. In July 1996, the related party filed for protection under Chapter 11 of the United States Bankruptcy Code. It is probable that the related party will be forced to liquidate upon which Jumpin' Jax Entertainment will lose its ability to sublease this space and its use of the related leased equipment. Upon vacating the space, all current retail operations of the Company will cease.

                        Jumpin' Jax Corporation

In February 1995, Jumpin' Jax Entertainment, Inc. entered into a new lease agreement for its corporate office commencing in March 1995 and running through July 1998. Beginning in September 1996, the Company has the option to cancel the office lease for a payment of $5,000.

In March 1995, the Company entered into a sublease agreement for its previous store facility and will receive monthly rentals of approximately $8,000 per month over the remaining term of the facility lease agreement through March 1998. The above aggregate minimum lease and sublease payments are included in the following schedule.

As of December 31, 1995, future minimum lease and sublease payments (excluding percentage rents based on sales) due under noncancelable operating leases and sublease are as follows:

                                         Sublease
                        Lease             Rentals
                      Obligations          to be            Net Lease
                      to be Paid         Received         Obligations
                      -----------        --------         -----------
  Fiscal year:
    1996              $  485,930         $ 95,600          $  390,330
    1997                 483,133           95,600             387,533
    1998                 476,782           95,600             381,182

    1999                 381,793           23,900             357,893
    2000                 351,520               --             351,520
  Thereafter           1,465,500               --           1,465,500
                      ----------         --------          ----------
                      $3,644,658         $310,700          $3,333,958
                      ----------         --------          ----------
                      ----------         --------          ----------

Rent expense was approximately $372,873 and $300 during the years ended December 31, 1995 and 1994, respectively.

                        Jumpin' Jax Corporation

10. Income Taxes

The Company experienced a significant operating loss of $9,273,884. At December 31, 1995, the Company had net operating loss carryforwards of approximately $3,600,000 which are available to offset future taxable income through 2009. The Company paid income taxes of $-0- and $20,000 in 1995 and 1994, respectively.

Components of deferred tax assets and liabilities are as follows:

                                                   December 31
                                              1995             1994
                                          -----------      ----------
  Deferred tax assets:
    Net operating loss carryforwards       $1,425,077       $      --
    Write-off of goodwill                   1,856,151              --
    Sales tax accrual                         865,038              --
    Reserve for investment in PlayPal         266,880              --
    Bad debt reserve                          228,716              --
    Department of Labor accrual                70,404              --
    Warranty accrual                           29,152              --
    Litigation accrual                         27,690              --
    Inventory obsolescence reserve             11,322              --
    Start-up costs                                 --         112,000
                                          -----------      ----------
    Net deferred tax assets before
      valuation allowance                   4,780,430         112,000
  Less valuation allowance                 (4,780,430)       (112,000)
                                          -----------      ----------
  Net deferred tax assets                $         --      $       --
                                         ------------      ----------
                                         ------------      ----------



11. Fair Values of Financial Instruments


The carrying amounts of the Company's financial instruments at December 31, 1995 approximate their fair values.

                        Jumpin' Jax Corporation

12. Contingencies

The Company is involved in various lawsuits, claims and proceedings resulting from its undercapitalization. As a result of the April 24, 1996 bankruptcy filing, all suits brought against PlayPal, Inc. have been stayed by law. Summary judgment as to the issue of liability has been entered against the Company for the breach of a shopping center lease. The lease is for a ten-year period. The Company is unable to reasonably estimate the amount of damages that may be incurred, but believes that the minimum amount will be $100,000 and has therefore accrued this amount.

In January 1996, Jumpin' Jax Entertainment, Inc. entered into a ten-year lease agreement for approximately 20,000 square feet of space located in a shopping center in Nashville, Tennessee. Base rent is approximately $13,000/month for the first five years of the lease and escalates to approximately $15,000/month for the second five years of the lease, which began accruing in July 1996. There are additional provisions requiring Jumpin' Jax Entertainment to pay a percentage of sales over various amounts. Jumpin' Jax Entertainment has informed the landlord that it will not be occupying the space unless working capital funds can be obtained. No legal proceedings have been initiated and the ultimate liability can not be estimated at this time.

13. Related Party Transactions

As previously noted in other footnote disclosures, the Company has had transactions in the normal course of its business with various companies and officers and directors of the Company.

The Company has an oral agreement to sublease retail space in two mall facilities with a company whose director and senior management hold similar responsibilities with the Company.

The Company has notes payable to a member of management and a relative of that member as a result of the previous acquisition of Gymania Corp. These notes represent a total liability of $73,298 to the Company at December 31, 1995.

During 1995, the Company paid $90,000 related to management fees to a company whose only two shareholders are officers of the Company.

                        Jumpin' Jax Corporation

In connection with the financing for the Company in December 1995, a member of the Company's corporate counsel purchased one unit for a purchase price of $25,000.

14. PlayPal

In March, 1995, the Company acquired all of the issued and outstanding capital stock of PlayPal, Inc. of Rockledge, Florida. PlayPal, Inc. was a financially troubled company which manufactured soft, modular play equipment for use in indoor fun centers and quick-serve restaurants. The Company believed that the acquisition of PlayPal, Inc. would provide it with a strategic advantage by lowering the cost of the play equipment to be used in its future family entertainment centers.

At the time of the acquisition, PlayPal, Inc.'s $6.0 million of liabilities exceeded its assets by $3.4 million. The liabilities consisted primarily of trade payables ($2.0 million), sales taxes which PlayPal, Inc. had failed to collect from customers ($2.0 million), and a construction loan on its facility ($.9 million). In an attempt to insulate the acquired entity from the negative effects of the sales tax liability, the Company created another wholly-owned subsidiary, PlayPal Sales Corporation, to provide the sales and marketing expertise while PlayPal, Inc. continued to manufacture the equipment (PlayPal, Inc. and PlayPal Sales Corporation referred to collectively as "PlayPal").

Prior to the acquisition, PlayPal's reputation in the marketplace had been severely damaged due to an inability to deliver its product on a timely basis. The Company believed that with a substantial capital infusion and proper management, PlayPal could regain its customer base, restructure its balance sheet and return to profitability. Although PlayPal did regain many of its customers, sales did not reach the requisite level for sustained profitability, making the restructuring strategy more difficult than expected to implement. On April 24, 1995, PlayPal, Inc. filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. PlayPal, Inc. has since made the decision to seek liquidation of its assets, as it has not been able to secure Debtor-in-Possession financing necessary to continue operations under Chapter 11.

                        Jumpin' Jax Corporation

14. PlayPal (continued)

As of December 31, 1995, the accompanying consolidated financial statements included approximately $2.1 million of accrued sales tax obligations (up from the acquisition date as a result of continuing interest charges) and $1.4 million of trade accounts payable of PlayPal. As of the Petition Date, the accrued sales tax obligation remained outstanding and the trade accounts payable exceeded $1.8 million.

PlayPal's impact on the consolidated financial statements of the Company is summarized as follows:

Condensed Balance Sheet

                                      December 31, 1995
                                      -----------------
  Assets
  Current assets                        $  575,160
  Property, plant and equipment          1,812,937
  Other                                      3,894
                                        ----------
                                        $2,391,991
                                        ==========

  Liabilities and shareholders' equity
  Current liabilities                   $7,756,705
  Long-term debt                            88,011
                                        ----------
                                         7,844,716

  Capital stock                          1,548,000
  Accumulated deficit                   (7,000,725)
                                        ----------
                                        (5,452,725)
                                        ----------
                                        $2,391,991
                                        ==========

                        Jumpin' Jax Corporation

14. PlayPal (continued)

Condensed Statement of Operations

                                              For Period ended
                                              December 31, 1995
                                              -----------------

  Revenues                                      $  6,250,843
  Cost of sales                                    5,705,075
                                                ------------
  Gross margin                                       545,768

  Operating expenses:
    Selling, general and administrative            1,645,589
    Depreciation and amortization                    333,546
    Interest expense                                 259,781

    Write-off of goodwill                          4,640,377
    Reserve for advances from JJAX-1996              667,200
                                                 -----------
                                                   7,546,493
                                                 -----------
  Net loss                                       $(7,000,725)
                                                 ===========

Of the $9.3 million loss recorded by the Company for the year ended December 31, 1995, $7.0 million can be attributed to the operations of PlayPal and the write-off of the related investment by the Company. Included in the $7.0 million is $667,200 which the Company has accrued for expense related to advances made to PlayPal after year-end but prior to its closure. The Company believes that a substantial portion of the PlayPal obligations will be discharged as a result of the liquidation process, although there is no assurance that this will occur.

                        Jumpin' Jax Corporation

15. Subsequent Event

In January 1996, Jumpin' Jax Entertainment, Inc. entered into a ten-year lease agreement for approximately 20,000 square feet of space located in a shopping center in Nashville, Tennessee. Base rent is approximately $13,000/month for the first five years of the lease and escalates to approximately $15,000/month for the second five years of the lease, which began accruing in July 1996. There are additional provisions requiring Jumpin' Jax Entertainment to pay a percentage of sales over various amounts. Jumpin' Jax Entertainment has informed the landlord that it will not be occupying the space unless working capital funds can be obtained. No legal proceedings have been initiated and the ultimate liability can not be estimated at this time.

                                PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

                  The Company's Common Stock is traded on the Nasdaq Bulletin Board under the symbol "JJAX." There was no trading market for the Common Stock prior to November 29, 1994. The following table sets forth, for the periods indicated, the range of high and low bid prices for the Company's Common Stock. The bid information presented below was compiled from reports furnished by NASDAQ and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                      Bid
                                      ---
                              High           Low
                              ----           ---
Quarter Ending
- --------------
1996

  June 30                   $ .6875        $ .15625
  March 31                   1.03125         .625

1995
  December 31                1.9375          .9375
  September 30               3.0625         1.50
  June 30                    4.50           1.875
  March 31                   4.375           .50

1994
  December 31                3.875          1.125

- ------------------

                  The foregoing quotations represent prices between dealers and do not include retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

                  As of August 14, 1996, the Company had approximately 450 shareholders of record.

                            DIVIDEND POLICY

                  Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors of the Company. To date, the Company has neither declared nor paid any dividends on its Common Stock nor does the Company anticipate that such dividends will be paid in the foreseeable future. Rather, the Company intends to reinvest any earnings to the expansion and development of its business. Any payment of cash dividends on its Common Stock in the future will be dependent on the Company's earnings, financial condition, capital requirements and other factors which the Board of Directors deems relevant.



ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The following is a discussion and analysis of the Company's historical consolidated results of operations for the year ended December 31, 1995 compared with the Company's historical results of operations for the year ended December 31, 1994, and a discussion and analysis of the pro forma unaudited results of operations for the year ended December 31, 1995 of the Company and Playpal, Inc. ("Playpal") compared with the pro forma unaudited results of operations of the Company and each of Gymania Corporation ("Gymania"), Gymania Venture Capital Corporation ("GVCC"), and Playpal, Inc. ("Playpal") (Gymania, GVCC, and Playpal together referred to as the "Predecessor Businesses") for the year ended December 31, 1994 as if the acquisitions of the Predecessor Businesses had occurred on January 1, 1994.

          The following table sets forth selected pro forma operating statement data for the Company and pro forma operating data for the Predecessor Businesses.

                              Year Ended                    Year Ended
                            December 31, 1995             December 31,1994
                            -----------------             ----------------
                                          The                          The
                            The        Predecessor        The       Predecessor
                          Company      Businesses       Company     Businesses
                          Historical   Pro-Forma        Historical  Pro-Forma
                          ----------   ----------      ----------   -----------
Revenues
  Store operating
   revenue               $  788,291   $  788,291       $    1,794   $   394,038
  Equipment sales         6,250,843    7,047,043                0    11,276,525
                          ----------   ----------      ----------   -----------
  Total revenues          7,039,134    7,835,334            1,794    11,670,563

Store Operating
  and Sales Costs
   Cost of store
   operations             1,254,631    1,254,631            1,556       635,501
  Cost of equipment
   sales                  5,705,075    6,708,475                0     9,564,100
                          ---------    ---------       ----------    ----------

  Gross Margin               79,428     (127,772)             238     1,470,962

Other Expenses
Selling, General
  and Administrative
   Expenses               3,149,387    3,269,087          280,885     3,220,844
  Depreciation &
   Amortization             515,949      599,132              134       463,477
  Write off of Goodwill   4,640,377    4,640,377                0             0
  Add'l Playpal Advances    667,200      667,200                0             0
  Interest Expense          380,399      445,099             (702)       41,988
                          ---------   ----------        ---------     ---------

  Net Loss before
   Extraordinary Item    (9,273,884)  (9,748,667)        (280,079)   (2,255,347)

Extraordinary Gain                0            0                0       129,766
                         ----------   ----------        ---------     ---------
  Net Loss               (9,273,884)  (9,748,667)        (280,079)   (2,125,581)
                         ==========   ==========        =========    ==========




Comparison of the Company's Historical Results of Operations for the Years Ended December 31, 1995 and 1994

December 31, 1994

         For the year ended December 31, 1994, the Company's only operational history related to expenses incurred related to the acquisitions of GVCC and Gymania, totaling approximately $148,000. In addition, the Company accrued expenses totaling approximately $100,000 related to the expected closure of Gymania's existing indoor fun center location. The remaining operational results of the Company relate to miscellaneous general and administrative costs and insignificant store revenues and related store expenses of the Company for the one day of operations subsequent to the acquisition of Gymania.

Playpal

On March 13, 1995, the Company acquired all of the stock of Playpal for an aggregate cost of $1,588,000. Because Playpal's liabilities exceeded its assets at the date of acquisition by $3,302,351, goodwill totaling $4,890,351 was recorded on the books in accordance with generally accepted accounting principles ("GAAP") and was planned to be amortized over a 15 year period. The results of operations for Playpal are included in the financial statements from March 14 to present.

For the year ended December 31, 1995, the Company recorded $6,250,843 of equipment sales, principally of Playpal modular soft-play units. The cost of the play units sold was $5,705,075, or 91.3% of sales, resulting in a gross margin of 8.7%. The depressed margins were directly the result of Playpal's lack of working capital; due to a lack of cash and in an effort to regain customer loyalty, efforts were made to complete job installations on a timely basis. Materials would be shipped to job sites in partial loads, thus requiring a second shipment (and increasing freight costs) for completion. Installation crews would have to make multiple visits to job sites as materials would arrive, and ultimately work overtime in order to meet the customer's deadlines, greatly increasing the total cost of the project. Playpal believed that the additional costs incurred in the short-term would be more than offset by the impact of future sales once it was able to obtain a substantial capital infusion.

         In addition, Playpal paid $581,047 in indirect labor costs, recorded $333,546 in depreciation and amortization expense and $259,781 in interest expense. Playpal also incurred $1,064,542 of other operational costs, primarily for costs such as advertising and trade shows ($157,638), legal and professional fees ($196,217), insurance premiums ($126,617), bad debt expense ($110,274), and other operational expenses.

         On April 24, 1996, due to a lack of working capital and an inability to arrange conventional financing, Playpal filed for Chapter 11 protection under the U.S. Bankruptcy Code. In accordance with GAAP, Playpal expensed, as of December 31, 1995, the remainder of the unamortized goodwill ($4,640,377) and the Company recorded an accrual for Playpal's 1996 losses which it had funded subsequent to year end ($667,200). No adjustments have been recorded to reflect the fact that it is likely that a substantial amount of Playpal's liabilities will be compromised through the bankruptcy proceedings, although there is no assurance that this will occur. The Playpal operations consumed $1,565,068 of the capital raised by the Company during 1995.

Jumpin' Jax Entertainment

         Jumpin' Jax Entertainment is the owner/operator of the Company's two existing Centers which opened for business in February 1995. The construction, equipment and opening costs for these Centers totaled $1,309,542, of which $887,738 was funded by the landlord as per the terms of the lease agreement. During the year ended December 31, 1995, Jumpin' Jax Entertainment had total store revenues of $788,291 with associated costs of store operations of $1,254,631 (including $373,284 of rent expense), resulting in a net loss at the store level of $466,340. A portion of this loss can be attributed to higher employee costs related to the opening of the new Centers. The unprofitable operations and the fact that Jumpin' Jax Entertainment has been unable to enter into a strategic alliance which would enable it to attract capital has resulted in this entity becoming insolvent. In addition, a related party which leased the space from the mall operator utilized by the two Centers and then subleased the space to Jumpin' Jax Entertainment filed for Chapter 11 bankruptcy protection in July 1996. This case is expected to convert to a Chapter 7 liquidation, at which time Jumpin' Jax Entertainment will have to vacate the premises, thus ceasing all current retail operations. These combined factors will most probably result in Jumpin' Jax Entertainment filing for bankruptcy protection in the near future.

         In addition to Center operating costs, Jumpin' Jax Entertainment incurred $478,638 in salaries and benefits costs related to the development, management, and attempted growth of the operations. Jumpin' Jax Entertainment also recorded additional costs in 1995 related to its 1994 acquisition of Gymania ($101,000), costs related to the closing of Gymania's original location and the decision not to proceed with the Green Bay, Wisconsin mall project ($262,995), interest expense ($112,544) and other associated costs of management. Jumpin' Jax Entertainment utilized $1,576,368 of the capital proceeds raised by the Company to fund the Center openings and deficit operations.


         In addition to the operations of Playpal and Jumpin' Jax Entertainment, the Company employs a small senior management staff to coordinate and manage the overall affairs of the corporation. This group incurred $465,101 of costs on the Company's behalf during the year ended December 31, 1995, consisting primarily of legal and professional fees related to being a publicly held corporation, salaries and benefits, and various travel related costs arising from the development and growth of a multi-location entity.


Comparison of the Company's Unaudited Pro Forma Results of Operations for the Year Ended December 31, 1995 to the Predecessor Businesses' Results of Operations for the Year ended December 31, 1994

Operating Revenues

         On a pro forma basis, operating revenues decreased 32.9% to $7,835,334 for the year ended December 31, 1995 compared to $11,670,563 for the Predecessor Businesses during the same period in 1994. Store operating revenues increased $394,253 or 100.1% to $788,291 for the year ended December 31, 1995 over the 1994 period due to the opening of the Company's two fun centers in February 1995, compared with Gymania's single entertainment facility in 1994. Equipment sales at Playpal decreased approximately $4,229,482 for the twelve month. The decline in sales at Playpal is primarily the result of (1) a deterioration in sales force morale and customer perception as a result of Playpal not being timely in the payment of sales commissions and the completion of projects prior to its acquisition by the Company and (2) the continued inability of Playpal to meet customer deadlines during the last quarter of 1995 due to cash flow constraints. Continuing financial pressures did not permit Playpal to ever consistently meet customer expectations.

Store Operating and Sales Costs

         Total store operating and sales costs decreased 21.9%, or $2,236,495 for the year ended December 31, 1995, to $7,963,106 or 101.6% of total revenues,

from $10,199,601 or 87.4% of total revenues for the Predecessor Businesses during 1994. Cost of store operations was 161.3% of store operating revenues during the year ended December 31, 1994 from the operation of Gymania's single facility and increased by $619,130 to 159.2% of store operating revenue for the year ended December 31, 1995, due principally to the opening of the Company's two fun centers and the closing of Gymania's former facility. The pro forma cost of equipment sales decreased 29.9% for the year ended December 31, 1995, because of the significant drop in equipment sales. Cost of equipment sales as a percentage of revenues from equipment sales increased to 95.2% for the year ended December 31, 1995, compared to 84.8% of such revenues for the year ended December 31, 1994. The increase in cost of equipment sales as a percentage of revenues from equipment sales is due primarily to increases in costs of raw materials, freight and installation charges related to cash flow constraints, and increased discounting of sales.

Other Expenses

         With the exception of charges incurred by the Company as a result of the April 1996 bankruptcy of Playpal, other expenses increased $587,009 to $4,313,318 in 1995 from

$3,726,309 in 1994. Increased costs in the JJE segment of the Company more than offset cost reductions experienced at Playpal. The increases at JJE included one-time costs to market the opening of the two current store locations ($94,521) and increased charges for depreciation of the new facilities (up $126,713). The Company also experienced charges in changing its strategic focus for Family Entertainment and Child Care Centers from the retail industry to that of the casino industry; this change necessitated increased marketing ($76,000), development of a corporate infrastructure to meet the industry's expected needs (salaries and benefits up $274,727), and a decision not to open an additional mall facility which has resulted in litigation ($105,000 accrued). The Company incurred increased legal and professional costs related to its obligations as a public company and to various litigation brought against the Company and its subsidiaries (up $81,085). These costs have left the Company without cash and unable to meet its obligations as they come due.

         In addition, on April 24, 1996, due to a lack of working capital and an inability to arrange conventional financing, Playpal filed for Chapter 11 protection under the U.S. Bankruptcy Code. As of December 31, 1995, Playpal expensed the remainder of the unamortized goodwill ($4,640,377) and the Company recorded an accrual for Playpal's 1996 losses which it had funded subsequent to year end ($667,200). No adjustments have been recorded to reflect the fact that it is likely that a substantial amount of Playpal's liabilities will be compromised through the bankruptcy proceedings, although there is no assurance that this will occur.


Net Loss

         On a pro forma basis, the Company's net loss for the year ended

December 31, 1995, increased to $9,748,667 from a net loss of $2,125,581 for the Predecessor Businesses for 1994.


Extraordinary Gain

The extraordinary gain for the pro forma year ended December 31, 1994 primarily relates to various amounts owed by Gymania to shareholders and relatives of shareholders of the Company that were forgiven by these individuals prior to the acquisition of certain assets and liabilities of Gymania by the Company.


Liquidity and Capital Resources

The Company sustained substantial losses in the fiscal year ended December 31, 1995 totaling $9,273,884 (of which $7,000,725 is attributable to the Playpal operation, $4,890,351 of that being the expensing of goodwill). In addition, the Company's working capital deficit at December 31, 1995 was $6,222,163. The Company also had a stockholder's deficit of $4,547,453 at December 31, 1995. The Company continued to sustain substantial losses in the six month period ending June 30, 1996 and there is substantial doubt as to whether the Company can continue as a going concern. In April 1996, Playpal filed a petition for protection as a debtor-in-possession under Chapter 11 of the federal bankruptcy laws, which is in the process of converting to a liquidation under Chapter 7 of the federal bankruptcy laws. Such event will likely result in the filing of a petition in the near future by Playpal Sales for liquidation under Chapter 7 of the bankruptcy laws. In addition, a related party which had leased the mall space occupied by the two Centers operated by Jumpin' Jax Entertainment has filed for Chapter 11 protection under federal bankruptcy laws, with a conversion to Chapter 7 liquidation likely. This will result in Jumpin' Jax Entertainment having to vacate the premises and ceasing all current Center operations, and will likely result in a filing for protection under federal bankruptcy laws.
At that point, all of the Company's current sources of revenue will cease to exist.

During fiscal 1995, the Company raised $3,699,131 through private placements of equity and received advances from the landlord of the two Jumpin' Jax Entertainment Centers totaling $887,738. The Company also collected $133,772 from notes receivable and generated $540,353 net by increasing its working capital deficit. As of December 31, 1995, the Company had expended all of these funds and was left with no cash reserves.

Of the $5,260,994 of cash generated, $514,000 was utilized to acquire Playpal, Inc. and an additional $1,475,068 was invested by the Company into the Playpal operations in an effort to restore the business to profitability. From these funds, Playpal made principal payments totaling $146,718 on its debt obligations and funded its cash earnings shortfall of $1,212,902.

The Company also utilized funds to develop and open its two Jumpin' Jax

Entertainment Centers. Capital costs related to the two stores opened in 1995 totaled $1,215,021; Jumpin' Jax Entertainment also made principal payments on certain indebtedness under which it was obligated of $54,914 and used $1,563,843 to fund its deficit retail operations and management staff costs. The capital to fund these costs came from two sources -- the $887,738 advanced by the landlord as an incentive to locate in the malls and advances from the Company totaling $1,576,368 which were ultimately funded out of the proceeds of the equity offerings.

The Company used the remainder of the funds raised during 1995 to purchase a $50,000 certificate of deposit (required by the bank holding the construction loan on the Playpal building in Florida as collateral before it would consent to the acquisition), as well as to pay down certain indebtedness under which it was obligated of $86,106 and to fund the cash costs of the Company's senior management operations ($271,022). This left the Company with virtually no cash resources as of year end.

Since year end, the Company has raised an additional $1,312,222, all of which has been expended to fund deficit operations and service existing obligations. Such amounts include a private placement in December 1995 and January 1996 (the "Private Placement"), in which the Company sold a total of 33.5 units for $837,500. Each unit, which was purchasable for $25,000, contained such number of shares of Common Stock and warrants to purchase Common Stock as equaled the purchase price of the unit divided by the lesser of (i) $1.00 or (ii) 67% of the closing high bid price (the "Market Price") of the Common Stock on the day immediately prior to the effective date of a registration statement in which the Common Stock and warrants are included. The warrants were made exercisable at a price of equal to the lesser of $1.00 or the Market Price, for a period of two years from the effective date. In addition, the Company was obligated to issue an additional unit for each unit issued in the Private Placement in the event that the Company failed to register the Common Stock and warrants by May 31, 1996 and issue an additional unit for each unit issued in the Private Placement in the event that the Company's Common Stock was not listed on Nasdaq by May 31, 1996. The Company did not file a registration statement in connection with the Private Placement and its Common Stock was not listed on Nasdaq; accordingly, investors in the Private Placement are entitled to receive (and were issued) 2,512,500 shares of Common Stock and warrants to purchase an additional 2,512,500 shares of Common Stock. Additional shares will be due to such investors if a registration statement is filed and declared effective and the price of the stock is less than $1.00 at such time. The placement agent received commissions totaling $83,750 and a non-accountable expense allowance equal to $25,125. The net proceeds were utilized by the Company for working capital purposes.

In May 1996, the Company also engaged in a private placement offering (the "May Offering") of 12.5 units for $625,000. Each unit, which was purchasable for $50,000, consisted of (1) a $50,000 principal amount 10% subordinated promissory note due on the earlier of (a) the closing date of any public debt or equity offering by the Company (the "Public Offering") or (b) one year from the initial closing date of the May Offering and (2) the issuance on the effective date of a registration statement filed with the Securities and Exchange Commission of (a)

30,000 shares of Common Stock and (b) a total of 300,000 warrants to purchase shares of Common Stock which warrants were to be identical to any warrants to be issued to the public in connection with any secondary public offering. In the event that the Company does not complete a secondary public offering by April 30, 1997, the investor is to be issued, on April 30, 1997 (a) 210,000 shares of Common Stock; (b) warrants to purchase 1,050,000 shares of Common Stock, exercisable at $.75 per share for a period of five years from the initial closing; and (c) warrants to purchase 1,050,000 shares of Common Stock, exercisable at a price of $1.00 per share for a period of five years from the initial closing. The securities contain certain piggyback registration rights. In addition, in June 1996, the Company entered into a factoring arrangement with Allstate Financial Corporation pursuant to which the Company received funds of $35,000. All of the Company's assets were pledged to secure such indebtedness. In addition, all of the shares of Reytan, a company owned 50% by Mr. Chandler and 50% by Mr. Newman, were pledged to secure such indebtedness.

All proceeds of the 1996 offerings have been used by the Company for working capital purposes.

Management's current plan is to cease primarily all of the operations of the Company with the exception of JJAX, JJAXE, and CCLC. Although management is currently seeking additional funding for such entities, to date they have received no binding commitments for any such funding, and in the event that working capital is not received within the near future, it is likely that the Company will be required to cease all operations and file for protection under bankruptcy laws.

ITEM 7. Financial Statements.

The response to this Item is submitted as a separate section of this report commencing on Page F-1.

ITEM 8. Changes in and Disagreements With Accountants on
        Accounting and Financial Disclosure

                  The Company changed its principal accounting firm from Smith & Company to Coopers & Lybrand L.L.P., effective as of January 12, 1995.

                  Smith & Company's report on the financial statements for the preceding two years did not contain an adverse opinion or disclaimer of opinion, nor been qualified or modified as to uncertainty, audit scope or accounting principles.

                  The change of accountants was approved by the Company's Board of Directors. There have been no disagreements with Smith & Company on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure.

                  The Company ceased its auditing relationship with its principal accounting firm Coopers & Lybrand L.L.P. on December 22, 1995. On May 1, 1996 the Company changed its principal accounting firm to Ernst & Young L.L.P. Coopers & Lybrand L.L.P.'s report on the financial statements for the preceding year did not contain an adverse opinion or disclaimer of opinion, nor been qualified or modified as to uncertainty (except that the opinion indicated that certain matters contained in the financial statements raised substantial doubt about the Company's ability to continue as a going concern), audit scope or accounting principles. The change of accountants was approved by the Company's Board of Directors. There were no disagreements with Coopers & Lybrand, L.L.P., on any matter of accounting principles or practice, financial statement disclosure or auditing scope in procedure.



                                   PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons

         The following table sets forth certain information regarding the officers and directors of the Company as of August 14 1996:

                            OFFICERS AND DIRECTORS


Name                             Age       Position

Richmond W.A. Chandler           53        Chairman of the Board and
                                            Chief Executive Officer

G. Michael Newman                50        Executive Vice President and
                                            Director

Stephen M. Spellman              34        Vice President - Finance

David W. Powell                  39        President - PlayPal Sales
                                           Corporation

Leslie A. Wulf                   35        President - JJAX Entertainment, Inc.
                                           and Jumpin' Jax Entertainment, Inc.

                                   The  following  is a list of each of the
above person's principal occupations or employment during the past five years. All directors have been elected to serve until their successors have been duly elected and qualified, or until their earlier resignation or removal pursuant to the Bylaws of the Company. Executive officers are appointed by the Board of Directors to serve until their successors are duly elected and qualified, or until their earlier resignation or removal.

                                   Richmond  W.A.  Chandler.  Mr.  Chandler  has
been the Chairman of the Board of Directors and Chief Executive Officer of the Company since November 1994. He has been a licensee of McDonalds Restaurants of Canada Ltd. in the Toronto metropolitan area since 1975.

                                   G.  Michael  Newman.  Mr.  Newman has been
the Executive Vice-President and a director of the Company since November 1994. Since 1991, Mr. Newman also has been managing director of ADEVAM Investments Inc. and Boardwalk Capital Inc., both Toronto-based private investment banking firms. From 1987 to 1991, Mr. Newman was President of Bridge Integrated Technologies Inc., a Canadian public company and manufacturer of electronic equipment. On August 13, 1996, Mr. Newman tendered his resignation from the Company in all capacities effective August 19, 1996.

                                   Stephen M.  Spellman.  Mr.  Spellman  has
been Vice President of Finance of the Company since September 1995. From February 1994 until Mr. Spellman joined the Company, he was Controller of Travelers Express Company, Inc., a company which was engaged in payment processing for banks and credit unions. From April 1988 until February 1994, Mr. Spellman was the Director of Capital Markets for Northwest Airlines, a commercial airline carrier. Prior to that time, Mr. Spellman was a Senior Auditor for Ernst & Whinney, an accounting firm.

                                   David W. Powell.  Mr. Powell has been
President of Playpal Sales Corporation since April 1995. Between 1991 and 1995, Mr. Powell was President of Gymania Corporation, a Minneapolis-based indoor fun center operator whose assets were acquired by the Company in December 1994, and subsequently Jumpin' Jax Entertainment. Between 1987 and 1991, Mr. Powell was a Vice President of Vitaphone Corporation of Menlo Park, California, a medical device company.
                                  22

                                   Leslie A. Wulf.  Mr. Wulf has been  President
of JJAX Entertainment, Inc. since March 1996 and President of Jumpin' Jax Entertainment, Inc., since July 1995. From October 1994 until July 1995, Mr. Wulf served as President and Chief Executive Officer of Kidsport's International, Inc., a company which owns and operates 42 family entertainment, educational and fitness centers in eleven countries. Mr. Wulf also served as President of Funster's from January 1992 until October 1994, a company engaged in the operation of family entertainment facilities in conjunction with adult health clubs. In addition, during the period 1987 until January 1992, Mr. Wulf served as President, Vice President of Operations and Vice President of Development of Grandma Lee's, Australia, a bakery and restaurant franchising operation.

ITEM 10. Executive Compensation



                                   The following  table sets forth a summary of
the compensation paid to or accrued by the Company during the fiscal year ended December 31, 1994 to the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company, determined as of the end of the last fiscal year

                                                                         Securities
                                                     Annual              Underlying                      All Other
Name and Principal Position                  Year    Compensation (1)    Options         SARS            Compensation
- ---------------------------                  ----    ----------------    -------         ----            ------------

Richmond Chandler                            1994      --                  --               --
Chief Executive                              1995      (2)
Officer

Michael Newman                               1994      --
Executive Vice                               1995      (2)                  --               --
President

Stephen M. Spellman                          1995    $ 22,750              250,000 (3)       --                 $  2,200
Vice President - Finance

David W. Powell                              1995    $100,000               200,000          --                  $ 8,753
President - Playpal                          1994        --
Sales Corporation



Leslie A. Wulf                               1995    $ 50,000               175,000 (4)      --                   $3,600
President - JJAX                             1994        -
Entertainment, Inc.
and Jumpin' Jax
Entertainment, Inc.

(1) The Company did not issue any bonuses, other annual compensation, stock appreciation rights or long term incentive plan payouts to any of the named individuals in the Summary Compensation Table.

(2) Does not include $90,000 in management fees paid to Reytan Holdings, a company owned 50% by Mr. Chandler and 50% by Mr. Newman. Does not include reimbursement for actual expenses totaling approximately
    $162,000.  See "Certain Transactions."

(3) Such options were issued in April 1996.

(4) Such options were issued in June 1996.



During the fiscal year ended December 31, 1995, the Company did not pay any cash compensation to Richmond W.A. Chandler, its Chief Executive Officer, nor to
Michael Newman, Executive Vice President, except for reimbursement of certain travel and business related expenses and except with respect to a management fee paid of $90,000 to Reytan Holdings, a company owned 50% by Mr. Chandler and 50% by Mr. Newman. Directors presently receive no compensation for acting in such capacities, other than reimbursement for actual, demonstrable out-of-pocket expenses incurred on behalf of the Company.

Employment Agreements

                  The only employment agreements entered into between the Company and any of its executive officers are as follows:

                  In December 1994, the Company entered into a two-year employment agreement with David W. Powell. Pursuant to the employment agreement, Mr. Powell's base salary is $100,000, and he is eligible for discretionary bonuses from the Company from time to time. Mr. Powell's employment may be terminated at any time; however, he is entitled to certain severance payments if his employment is terminated without cause. He has agreed not to compete against the Company for two years after any termination of employment.
The Company also agreed to assume the payment of certain debt on behalf of Mr.
Powell equal to $53,153.

                  In January 1996, the Company entered into an employment agreement with Michael Newman pursuant to which Mr. Newman agreed to act as President of the Company until January 6, 2006. Mr. Newman is to receive compensation of $175,000 per year and an annual bonus equal to 2.5% of net income, as well as certain other benefits. Mr. Newman agreed that he would serve in such capacity without cash compensation until he and the Company shall otherwise agree. Mr. Newman was also granted options to purchase 650,000 shares of Common Stock, exercisable at a price of $.865 per share during the term of the agreement in consideration of his service as an executive with the Company since November 1994 for which he has received no cash compensation (with the exception of certain amounts paid to Reytan Holdings, Inc., a company of which Mr. Newman is a 50% stockholder. See "Certain Transactions.").

                  In April 1996, the Company entered into a two-year employment agreement with Stephen M. Spellman. Pursuant to the employment agreement, Mr. Spellman's base salary will be $100,000, payable at a rate of $78,000 per annum until such time as the Company closes on an offering of Common Stock of at least $3,000,000, at which time he will receive a lump sum payment for the arrearages; he also is eligible for discretionary bonuses from the Company from time to time. Mr. Spellman's employment may be terminated at any time; however, he is entitled to certain severance payments if his employment is terminated without cause. He has agreed not to compete against the Company for two years after any termination of employment.

                  In June 1996, the Company entered into a three-year employment agreement with Leslie A. Wulf. Pursuant to the employment agreement, Mr. Wulf's base salary will be $100,000, payable at a rate of $75,000 per annum until such time as the Company closes on an offering of Common Stock of at least
$3,000,000, at which time he will receive a lump sum payment for the arrearages;
he also is eligible for discretionary bonuses from the Company from time to time. Mr. Wulf's employment may be terminated at any time; however, he is entitled to certain severance payments if his employment is terminated without cause. He has agreed not to compete against the Company for two years after any termination of employment.

                  The compensation of the Company's executive officers during the fiscal year ended December 31, 1995 was determined by the Board of Directors. Such determination was based upon the Board's assessment of each executive's performance to date.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

                  To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required during the fiscal year ended December 31, 1995, the following Section 16(a) report was not filed on a timely basis: David Powell - one report.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

                  The following table sets forth, as of August 14, 1996, the record and beneficial ownership of Common Stock of the Company by each officer and director, all officers and directors as a group, and each person known to the Company to own beneficially or of record five percent or more of the outstanding shares of the Company:

Name and Address                 Amount and Nature of
of Beneficial Owner              Beneficial Ownership (1)      Percent of Class
- -------------------              ------------------------      ----------------

Richmond W.A. Chandler (2)              6,234,577                     42.4%
c/o Jumpin' Jax Corporation
3025 Harbor Lane North
Suite 315
Plymouth, Minnesota 55447

G. Michael Newman (2)                   6,884,577                     45.0%
c/o Jumpin' Jax Corporation
3025 Harbor Lane North
Suite 315

Plymouth, Minnesota 55447

Reytan Holdings, Inc.                   2,417,022                     16.5%
69 Northmeadow Crescent
Thornhill, Ontario  L4J 3C4

Stephen M. Spellman (3)                   250,000                      1.7%
c/o Jumpin' Jax Corporation
3025 Harbor Lane North


Suite 315
Plymouth, Minnesota 55447

David W. Powell (4)                       573,798                      3.8%
c/o Playpal Sales Corporation
3025 Harbor Lane North
Suite 315
Plymouth, Minnesota 55447

Leslie A. Wulf (5)                        175,000                      1.2%
c/o JJAX Entertainment, Inc.
3025 Harbor Lane North
Suite 315
Plymouth, Minnesota 55447


All Executive Officers and Directors
  as a Group (five persons) (2)(3)(4)(5)

- ------------------------------------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, shares of Common Stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person.

(2) Includes 2,417,022 shares owned by Reytan Holdings, Inc. ("Reytan"), an Ontario corporation owned by Messrs. Chandler and Newman, and 3,742,555 shares as to which Messrs. Chandler and Newman exercise voting authority. Also includes 75,000 shares acquired as part of the Private Placement. All of the shares owned by Reytan were pledged to secure certain indebtedness in connection with certain secured financing obtained by the Company in June 1996. Also includes options held by Mr. Newman to acquire 650,000 shares of Common Stock at $.865 per share during the term of his employment. See "Management's
         Discussion and Analysis of Financial Condition and Results of
         Operations" and "Certain Relationships and Related Transactions."


(3) Represents warrants to acquire 250,000 shares at $.6875 per share for ten years.

(4) Represents options to acquire 373,798 shares which Mr. Powell and his spouse were granted in connection with the acquisition of substantially all of the assets of Gymania in December 1994 (the "Gymania
         Acquisition") which are exercisable at a price of $.0074. Mr. Powell and his spouse were substantial shareholders of Gymania. Also includes warrants to acquire 200,000 shares at $1.9375 per share for 5 years.

(5) Represents warrants to acquire 175,000 shares at $.3437 per share for five years.



ITEM 12. Certain Relationships and Related Transactions

                  In November 1994, the Company's predecessor, Four Star Ranch,
Inc. ("Four Star") issued 2,595,000 shares of Common Stock to Reytan Holding,
Inc., an entity owned and controlled 50% by Richmond W.A. Chandler and 50% by G.
Michael Newman, the Company's Chief Executive Officer and Executive Vice
President, respectively, in consideration of Reytan causing the Company to change its business plan to that of developing a chain of indoor fun centers, and in furtherance of such objective, to pursue negotiations for the purchase of substantially all of the operating assets of Gymania Corporation by December
31,1994. The Reytan Stock Purchase constituted a majority of the shares of the Company's Common Stock at that time. Four Star Ranch was a developmental stage enterprise, the business of which was changed by Messrs. Chandler and Newman to that of constructing and operating Centers. In connection with the Reytan Stock
Purchase, the founding shareholders of Four Star Ranch agreed to restrict the public sale of their shares to no more than 20,000 shares per month for two years following the Reytan Stock Purchase.

                  In June 1996, the Company entered into a secured lending agreement pursuant to which it pledged all of the assets of the Company in consideration of an accounts receivable arrangement. Such assets also included all of the shares of Common Stock owned by Reytan which were pledged to secure the Company's obligations thereunder under the factoring agreement.

                  On December 30, 1994, the Company acquired substantially all of the assets of Gymania Venture Capital Corporation ("GVCC"), a Canadian corporation (the "GVCC Acquisition"). Such assets included cash, a note receivable from Gymania Corporation, a Minnesota corporation ("Gymania") and certain prepaid expenses, as well as the right to use the name Jumpin' Jax in Canada. In consideration of the purchase of the assets, the Company assumed certain obligations of GVCC, including a loan in the form of a convertible debenture from Gatesway Holding Company, S.A. ("Gatesway"), a non-affiliate of GVCC for $107,143, which debenture was simultaneously converted into 107,143 shares of the Company's Common Stock. Several of GVCC's principal shareholders have, in the past, been principal stockholders of the Company. Additionally, Messrs. Chandler and Newman, executive officers and directors of the Company are also directors of GVCC.

                  Also, on December 30, 1994, the Company's wholly-owned subsidiary, Jumpin' Jax Entertainment purchased substantially all of the assets of Gymania (the "Gymania Acquisition"). Such assets primarily included soft play equipment for the operation of the Centers. In consideration of the Gymania
Acquisition, the Company assumed approximately $974,000 of Gymania indebtedness, including approximately $600,000 of accounts payable owed to GVCC. The Company also agreed to indemnify David Powell, formerly President of Gymania and currently President of Playpal Sales Corporation, a wholly-owned subsidiary of the Company, against certain liabilities incurred by Gymania prior to the Gymania Acquisition. Such liabilities included personal guaranties by Mr. Powell and his wife in connection with a loan from Riverside Bank to Gymania, which guaranties are collateralized by a mortgage on their personal residence. The
Company also agreed to make reasonable efforts, as soon as reasonably may be accomplished, to relieve Mr. Powell and his wife from such liability to Riverside Bank. Further, the Company agreed to relieve Mr. and Mrs. Powell from certain guaranties provided in connection with indebtedness of approximately $44,000 to Mr. William Auer (who is Mrs. Powell's father) and approximately $5,000 owed to Mr. Ronald Yamamoto. The shareholders of Gymania were also issued options to purchase an aggregate of 450,868 shares of the Company's Common Stock, until December 30, 1997, at a purchase price of $.0074 per share (the "Gymania Options"). Further, the Company agreed to issue and register such 450,868 shares underlying the Gymania Options. The Company also assumed certain debt on behalf of Mr. Powell equal to $53,123.

                  In March 1995, the Company issued 351,000 shares of Common
Stock, a note for $100,000 ($60,000 of which was subsequently paid), and paid
$210,000 in exchange for all of the capital stock of the Company's wholly-owned subsidiary Playpal.

                  Reytan, a company owned equally by the Company's Chief
Executive Officer and President, received approximately $90,000 in management fees from the Company for the fiscal year ended December 31, 1995.

                  During fiscal 1995, the Company raised additional equity capital of $3,699,131 primarily through the sale of Common Stock to foreign investors, almost all of which was expended to fund deficit retail operations and corporate expenses. In addition, during the first six months of fiscal 1996, the Company raised an additional approximately $1,300,000, all of which was expended primarily to fund deficit operations of the Company. Such amounts included the Private Placement in December 1995 and January 1996, in which the Company sold a total of 33.5 units for $837,500. Each unit, which was purchasable for $25,000, contained such number of shares of Common Stock and warrants to purchase Common Stock as equaled the purchase price of divided by the lesser of (i) $1.00; or (ii) 67% of the closing high bid price (the "Market
Price") of the Common Stock on the day immediately prior to the effective date of a registration statement in which the Common Stock and warrants are included.
The warrants were made exercisable at a price of equal to the lesser of $1.00 or the Market Price, for a period of two years from the effective date. In addition, the Company was obligated to issue an additional identical unit for each unit issued in the Private Placement in the event that the Company failed to register the Common Stock and warrants by May 31, 1996 and issue an additional identical unit for each unit issue in the Private Placement in the event that the Company's Common Stock was not listed on Nasdaq by May 31, 1996.
The Company did not file a registration statement in connection with the Private
Placement and its Common Stock was not listed on Nasdaq; accordingly, investors in the Private Placement are entitled to receive (and were issued) shares of Common Stock equal to 2,512,500 and warrants to purchase 2,512,500 shares of Common Stock. The placement agent received commissions totaling $83,750 and a non-accountable expense allowance equal to $25,125. The net proceeds were utilized by the Company for working capital purposes. In May 1996, the Company also engaged in the May Offering, in which it sold 12.5 units for $625,000. Each
Unit, which was purchasable for $50,000 consisted of (1) a $50,000 principal amount 10% subordinated promissory note due on the earlier of (a) the closing date of any public debt or equity offering by the Company; or (b) one year from the initial closing date of the Offering); and (2) the issuance, on the effective date of a registration statement filed with the Commission of:
(a) 30,000 shares of Common Stock; and (b) a total of



300,000 warrants to purchase shares of Common Stock which warrants were to be identical to any warrants to be issued to the public in connection with any secondary public offering. In the event that the Company does not complete a secondary public offering by April 30, 1997, the investor is to be issued, on April 30, 1997: (a) 210,000 shares of Common Stock; (ii) warrants to purchase
1,050,000 shares of Common Stock, exercisable at $.75 per share for a period of five years from the initial closing; and (iii) warrants to purchase 1,050,000 shares of Common Stock, exercisable at a price of $1.00 per share for a period five years from the initial closing. The securities contain certain piggyback registration rights. The proceeds were utilized by the Company for working capital purposes.

                  In connection with a financing for the Company in December
1995, the Keogh and Profit Sharing Plan of a partner of a law firm representing the Company purchased one unit for a purchase price of $25,000.

                  In July 1996, the Company entered into a Settlement Agreement with Parsinen, Bowman, Kaplan & Levy, P.A. (the "Parsinen Firm"), a firm which acts as counsel to the Company whereby the Company confessed judgment for $170,324 due and owing to the Parsinen Firm for legal fees and expenses. In addition, the Company issued a warrant to purchase the lesser of (1) 50,000 shares or Common Stock or (2) a number of shares of Common Stock equal to 1% of the fully diluted shares outstanding.

                                    PART IV

ITEM 13. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as a part of the report:


Exhibit
Number   Title                                        Method of Filing
- -------  -----                                        ----------------
2.1      Asset Purchase Agreement dated               Incorporated by
         December 30, 1994, between Gymania           reference to the
         Venture Capital Corporation and              Company's Form 8-K
         Jumpin' Jax Corporation dated
         December 30, 1994

2.2      Asset Purchase Agreement dated               Incorporated by
         December 30, 1994, between Gymania           reference to the
         Corporation and Jumpin' Jax Retail           Company's Form 8-K
         Stores USA, Inc.                             dated December 30, 1994

2.3      Stock Purchase Agreement dated               Incorporated by
         March 10, 1995, between F. Charles           reference to the
         George, David A. Yates, and Mark C.          Company's Form 8-K
         Hallenberg and Jumpin' Jax



         dated March 13, 1995
         Corporation

3.1      Restated Articles of Incorporation           Incorporated by
         of the Company, as amended                   reference to the
                                                      Company's Form 10-K
                                                      dated May 12, 1995

3.2      Bylaws of the Company                        Incorporated by
                                                      reference to the
                                                      Company's Form 10-K
                                                      dated May 12, 1995


4        Instruments defining rights of               Incorporated by
         security holders                             reference to the
                                                      Company's Form 10-K
                                                      dated May 12, 1995

10.1     Executive Compensation Agreement             Incorporated by
         dated December 30, 1994, between             reference to the
         David W. Powell and Jumpin' Jax              Company's Form 8-K
         Retail Stores USA, Inc.                      dated December 30, 1994

10.2     Employment Agreement dated                   Filed herewith
         June 14, 1996, between Les Wulf
         and JJAX Entertainment, Inc.

10.3     Undertaking and Indemnity Agreements         Incorporated by
         between David W. and Cynthia A.              reference to the

         Powell and Jumpin' Jax Corporation           Company's Form 8-K
                                                      dated December 30, 1994

10.4     Executive Compensation Agreement             Filed herewith
         dated April 9, 1996, between
         Stephen Spellman and Jumpin' Jax
         Corporation

16       Letters dated January 16, 1995               Incorporated by
         re change in certifying accountants          reference to the
                                                      Company's Form 8-K
                                                      dated January 12, 1995

[ ]      Letters dated December 22, 1995              Incorporated by




         re change in certifying accountants          reference to the
                                                      Company's Form 8-K
                                                      dated December 22, 1995

[ ]      Letters dated May 1, 1996                    Incorporated by
         re change in certifying accountants          reference to the
                                                      Company's Form 8-K
                                                      dated May 1, 1996

22       Subsidiaries of the Company                  Filed herewith


                  (b) Reports on Form 8-K. During the last fiscal quarter of the period covered by this report, the Company filed reports on Form 8-K dated
December 22, 1995 (Items 1 and 16 reported).





                                  SIGNATURES

                  Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       JUMPIN' JAX CORPORATION


                                       By: /s/ Richmond W. A. Chandler
                                          -------------------------------
                                          Richmond W. A. Chandler
                                          Chairman and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Name                                            Date
        ----                                            ----

        /s/ Richmond W. A. Chandler                 August 16, 1996
        -----------------------------
        Richmond W.A. Chandler
        Chairman of the Board and Chief
        Executive Officer
        (Principal Executive Officer)


        /s/ G. Michael Newman                       August 16, 1996
        -----------------------------
        G. Michael Newman
        Vice President and a Director
        (Principal Financial Officer)
                                      32



                 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
                     EXCHANGE ACT BY NON-REPORTING ISSUERS

                  No annual report or proxy material has been sent to security-holders of the Company for its fiscal year ended December 31, 1995. The
Company intends to furnish to its security-holders an annual report and proxy materials subsequent to the filing of this annual report on Form 10-KSB. When such reports are furnished to security-holders, copies thereof will be sent to the Securities and Exchange Commission.

                                      33
