Form 10QSB
period 1995-03-31
JUMPIN JAX CORP
filed 1996-08-22
CIK 878149

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              March 31, 1996
                               ---------------------------


Commission File Number:    33-55254-05


                          JUMPIN' JAX CORPORATION
           (Exact name of registrant as specified in its charter)


                  NEVADA                                 87-0485319
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


        3025 Harbor Lane North, Suite 315, Plymouth, Minnesota      55447
            (Address of principal executive offices)             (Zip Code)


                               (612) 550-1460
            (Registrant's telephone number, including area code)


         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          14,637,489 shares of Common Stock as of August 14, 1996

                                   INDEX


  Part I    FINANCIAL INFORMATION                                           Page

           Item 1. Financial Statements:

                   Condensed consolidated Balance Sheets as of
                   March 31, 1996 and December 31, 1995 (unaudited)           3

                   Condensed Consolidated Statements of Operations
                   for the three months ended March 31, 1996 and
                   1995 (unaudited)                                           4

                   Condensed Consolidated Statements of Cash Flows for
                   the three months ended March 31, 1996 and
                   1995 (unaudited)                                           5

                   Notes to Condensed Consolidated Financial
                   Statements (unaudited)                                     6

           Item 2. Management's Discussion and Analysis or Plan
                   of Operations                                             12

Part II.  OTHER INFORMATION

           Item 1.         Legal Proceedings                                 16
           Item 5.         Other Information                                 18

                         Part I. FINANCIAL INFORMATION

                         Item 1. Financial Statements

                   Jumpin' Jax Corporation and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                (dollars in thousands except per share amounts)


                                                 ASSETS

                                                                       March 31,        December 31,
                    CURRENT ASSETS:                                       1996              1995
                                                                     --------------   ----------------
     Accounts receivable                                                       $194                253
     Certificate of deposit                                                      50                 50
     Inventories                                                                207                323
     Other current assets                                                        38                 76
                                                                     --------------   ----------------
     TOTAL CURRENT ASSETS                                                       489                702

     Property and equipment, net                                              3,063              3,136
     Other assets                                                               216                 87
                                                                     --------------   ----------------
     TOTAL OTHER ASSETS                                                       3,279              3,223

                                                                     ==============   ================
     TOTAL ASSETS                                                            $3,768             $3,925
                                                                     ==============   ================

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 CURRENT LIABILITIES:
     Bank overdraft                                                             120                 38
     Accounts payable                                                         2,102              1,956
     Current portion of long term debt                                        1,417              1,141
     Current portion of notes payable, related parties                           53                 54
     Sales taxes payable                                                      2,180              2,137
     Accrued expenses                                                         1,097              1,030
     Deposits on account                                                        373                479
     Landlord Advances                                                           89                 89
                                                                     --------------   ----------------
     TOTAL CURRENT LIABILITIES                                                7,431              6,924

     Long term debt                                                             116                145

     Notes payable, related parties                                              16                 19
     Landlord advances                                                          695                717
     Reserve for additional investment in Playpal                               380                667
                                                                     ==============   ================
     TOTAL LIABILITIES                                                        8,638              8,472
                                                                     ==============   ================
                                  SHAREHOLDERS' EQUITY:
     Common stock, $.001 par value; 50,000,000 shares
     authorized, 14,395,820 and 12,967,395 issued and
     outstanding at March 31, 1996 and December 31, 1995,
     respectively                                                                14                 13
     Additional paid-in capital                                               5,500              4,993
     Common stock issuable                                                        2                  2
     Accumulated Deficit                                                   (10,386)            (9,555)
                                                                     --------------   ----------------
     TOTAL SHAREHOLDERS' EQUITY                                             (4,870)            (4,547)
                                                                     ==============   ================
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $3,768             $3,925
                                                                     ==============   ================

See accompanying notes to unaudited condensed consolidated financial statements.

                   Jumpin' Jax Corporation and Subsidiaries
                Condensed Consolidated Statement of Operations
                                  (Unaudited)
                (dollars in thousands except per share amounts)


                                                            Three months ended
                                                                 March 31,
                                                        -------------------------

                                                            1996         1995
                                                        -----------  ------------

           Operating revenues
                Store operating revenues                        245           190
                Equipment sales                               1,529           352
                                                        -----------  ------------

                     Total revenues                           1,774           542

           Store operating and sales costs
                Cost of store operations                        245           317
                Cost of equipment sales                       1,446           297
                                                        -----------  ------------

                     Gross margin                                83           (72)

           Selling, general and administrative expense          833           406
           Interest expense (income)                             81            25
                                                        -----------  ------------

           Net loss                                            (831)         (503)
                                                        ===========  ============
           Loss per share                                    ($0.06)       ($0.06)
                                                        ===========  ============

           Number of shares used to compute per
           share amount                                  13,566,855     8,206,724
                                                        ===========  ============

See accompanying notes to unaudited condensed consolidated financial statements.

                   Jumpin' Jax Corporation and Subsidiaries
                Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)
                            (dollars in thousands)

                                                                Three months     Three months
                                                                    ended            ended
                                                                 March 31, 1996  March 31, 1995
                                                               ----------------  --------------
Cash Flows from operating activities:

    Net income (loss)                                              $     (831)   $     (503)

    Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation                                                        73            23

       Amortization of landlord advances                                  (22)         --

       Interest expense on sales tax liability                             43          --

       Changes in operating assets and liabilities:

          Accounts receivable                                              58            38

          Inventories                                                     115           (19)

          Other current assets                                             37            (6)

          Accounts payable                                                369           436

          Accrued expenses and other current liabilities                  (39)         (110)
                                                                   ----------    ----------
             Net cash provided by (used in) operating activities         (197)         (141)
                                                                   ----------    ----------

Cash flows from investing activities:

    Collection of amount advanced to shareholder                         --             100

    Investment in Playpal                                                (288)         (210)

    Purchase of equipment                                                --            (441)

    Increase in other assets                                             (128)            4
                                                                   ----------    ----------
       Net cash provided by (used in) investing activities               (416)         (547)
                                                                   ----------    ----------


Cash flows from financing activities:

    Proceeds from sale of common stock                                    510           758

    Proceeds from bridge debt                                              82          --

    Principal payment on debt and notes payable - related parties         (61)          (70)

    Increase (decrease) in bank overdraft                                  82           (37)
                                                                   ----------    ----------
       Net cash provided by financing activities                          613           651
                                                                   ----------    ----------

Net decrease in cash                                                        0           (37)

Cash beginning of period                                                    0            37

Cash end of period                                                          0             0
                                                                   ----------    ----------

See accompanying notes to unaudited condensed consolidated financial statements.

                   Jumpin' Jax Corporation and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1. Basis of Presentation

         The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, as previously filed with the Securities and Exchange Commission.

         The financial statements presented herein as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of operating results to be expected for the full year.

2.       Organization and Business Acquisitions

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

         Also on December 30, 1994, the Company, through its wholly-owned retail subsidiary, Jumpin' Jax Entertainment, Inc., ("Jumpin' Jax Entertainment") acquired substantially all of the assets (totaling $512,361) of Gymania in exchange for assuming substantially all of Gymania's obligations (totaling $1,012,187), including the advances payable of approximately $492,000 to GVCC. During 1994, prior to the acquisition of Gymania, the Company advanced $159,288 to Gymania. Gymania was formed in 1991 and had developed and was operating, on a limited basis, indoor fun centers since its inception.

         The acquisitions of GVCC and Gymania were recorded at the historical cost of such predecessor businesses, as all such businesses were effectively under common control through common shareholders and related debt transactions as described above.

         On March 13, 1995, the Company issued 351,000 shares of Common Stock valued at $1,033,815 and paid $210,000 of cash at closing, and agreed to pay an additional $100,000 90 days after closing, in exchange for all of the issued and outstanding capital stock of Playpal, Inc. of Rockledge, Florida ("Playpal"). Playpal is a manufacturer of modular soft-play equipment for indoor fun centers and playgrounds. On or about the same time, the Company established Playpal Sales Corporation, a wholly-owned subsidiary formed to distribute those products manufactured by Playpal, Inc.. On April 24, 1996, Playpal, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

         The acquisition of Playpal, Inc. was accounted for as a purchase and, accordingly, the results of Playpal's operations since March 14, 1995 have been included in the financial statements, notes, and text contained in this report.

         Jumpin' Jax Entertainment subleases space for the operation of two existing centers from a related party, Jumpin' Jax Corporation, a Minnesota Corporation ("JJC"), who leases the space from a mall operator. Due to a lack of working capital, JJC filed for Chapter 11 bankruptcy protection on July 3, 1996. It is probable that this case will convert into a Chapter 7 liquidation proceeding. Jumpin' Jax Entertainment intends to cease all operations of the two centers by August 31, 1996 and file for bankruptcy protection shortly thereafter.

                   Jumpin' Jax Corporation and Subsidiaries
              Notes to Condensed Financial Statements (continued)
                                  (Unaudited)

         The Company, through its partially-owned subsidiaries Children's Choice Learning Centers, a Nevada corporation ("CCLC"), JJAX Corp., a Nevada corporation ("JJAX") and JJAX Entertainment, Inc., a Nevada corporation ("JJAXE"), is exploring opportunities for engaging in the business of constructing and operating indoor destination entertainment and child care centers (the "Entertainment and Child Care Centers"), in conjunction with strategic partners (primarily in the casino industry), as a revenue enhancer for such partners.

3.       Other Financial Statement Data:
         Inventories:

         Inventories, which consist principally of food and retail merchandise for the Company's indoor fun centers and of modular soft-play parts for the Company's manufacturing subsidiary, are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at March 31, 1996 and December 31, 1995 consisted of the following:

                                                     March 31,    December 31,
                                                       1996          1995
                                                  ------------- --------------
Food and retail merchandise                           $ 17           $ 18
Raw material                                            88            127
Work-in-process                                        102            178
                                                      ----           ----
                                                      $207           $323
                                                      ====           ====

4.       Shareholders' Equity

         During the period from January 1, 1996 through March 31, 1996, the Company issued 1,428,425 shares of Common Stock sold through various private placements for the net proceeds of approximately $509,159, after deducting discounts and commissions associated with the private placements.

5.       Industry Segment Information

         The Company's wholly-owned Jumpin' Jax Entertainment, Inc. subsidiary owned and operated two indoor family fun centers in the Minneapolis-St. Paul metropolitan area. The Company's wholly-owned Playpal subsidiary custom designed, manufactured, and assembled at customer sites modular soft-play equipment for customers worldwide in the fast food and family entertainment industries. Since the Company's acquisition of Playpal, the Company's wholly-owned Playpal Sales Corporation subsidiary acted as the U.S. distributor of Playpal's products.

                   Jumpin' Jax Corporation and Subsidiaries
              Notes to Condensed Financial Statements (continued)
                                  (Unaudited)


6.       Legal Proceedings

         No material legal proceedings exist against the Company, its officers or directors except as follows:

                  In December 1994, PlayPal was served with a third party complaint relating to an alleged personal injury claim for unspecified damages by a patron of a fun center operated by a Playpal customer. Playpal's insurance carrier has agreed to defend the matter. The bankruptcy of Playpal has stayed the action, and in view of the conversion of the Chapter 11 proceeding to a liquidation proceeding under Chapter 7, such legal proceedings will be terminated.

                  In 1994, Playpal was served with a complaint alleging personal injury suffered by a customer of an indoor fun center containing a Playpal modular soft-play unit. Playpal's insurance carrier at the time of the incident has refused to defend or pay the claim. Playpal believes that liability, if any, lies with the center operator as a result of the facts and circumstances. The bankruptcy of Playpal has stayed the action, and in view of the conversion of the Chapter 11 proceeding to a liquidation proceeding under Chapter 7, such legal proceedings will be terminated.

                  In October 1995, the Company was served with a complaint by a real estate brokerage firm seeking payment of $29,000 for a commission on the sublease of the space formerly occupied by Gymania Corporation. The Company executed a confession of judgment for such amount and agreed to repay the obligation, with interest, in quarterly installments beginning November 30, 1995.

                  In September 1995, Jumpin' Jax Entertainment was served with a complaint by an advertising agency seeking payment of $44,000 for unpaid advertising, publication, and printing services. In January 1996, the Company agreed to repay the obligation over an eleven month period and executed a confession of judgment for such amount; the Company has made some, but not all of the payments.

                  In August 1995, the former President of Playpal commenced suit against Playpal and the Company seeking specific performance, injunctive relief, and damages for, among other matters, an alleged breach of the stock purchase agreement between the Company and the former President. In November 1995, the claim was settled by the Company's agreement to pay him $120,000 in two installments of $60,000 each prior to February 1996. The first payment of $60,000 was made in December 1995, however Playpal did not pay the balance. Summary judgment was granted in March 1996 against Playpal and the Company in the amount of approximately $65,000. The bankruptcy of Playpal has stayed the action, and in view of the conversion of the Chapter 11 proceeding to a liquidation proceeding under Chapter 7, such legal proceedings will be terminated.

                  In August 1995, Jumpin' Jax Entertainment was served with a complaint by a sign construction company which installed signage at the Company's Maplewood and Burnsville, Minnesota indoor fun centers. In January, the Company agreed to repay the

                   Jumpin' Jax Corporation and Subsidiaries

                                  (Unaudited)


obligation over an eleven month period and executed a confession of judgment for such amount; the Company has made some, but not all of the payments.

                  In December 1995, Playpal was served with a complaint by a transportation company seeking payment of $128,000 for unpaid shipping charges. Plaintiff was awarded summary judgment in the amount of $140,279 in April 1996. The bankruptcy of Playpal has stayed the action, and in view of the conversion of the Chapter 11 proceeding to a liquidation proceeding under Chapter 7, such legal proceedings will be terminated.

                  In November 1995, a Statement of Claim was issued by a shareholder of the Company alleging breach of contract by the Company in connection with a stock purchase agreement. The Statement of Claim was not provided to the Company until January 1996. The Company does not believe it was a party to the contract allegedly breached and is vigorously defending against this claim.

                  In April 1996, a complaint was filed against the Company by William Auer seeking repayment of a note and interest in the amount of $40,000. The Company has filed an answer to the complaint.

                  In May 1996, a complaint was filed against the Company by a supplier of materials to Playpal. The complaint alleged that the Company had guaranteed the obligations of Playpal to such supplier. The complaint seeks $101,195 in damages. The Company is currently defending the action. The bankruptcy of Playpal has stayed the action, and in view of the conversion of the Chapter 11 proceeding to a liquidation proceeding under Chapter 7, such legal proceedings will be terminated.

                  In July 1996, a complaint was filed against the Company by a supplier of materials to Playpal seeking payment under a guaranty agreement provided by the Company for the collection of Playpal's obligations to this supplier. The complaint seeks $48,579. The Company is currently defending the action.

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

                  In July 1996, a complaint was filed against Jumpin' Jax Entertainment by a supplier of equipment to the existing Centers seeking repayment of a note in the amount of $90,000. Jumpin' Jax Entertainment has not filed a defense to this claim and is attempting to renegotiate the terms of the note.

                   Jumpin' Jax Corporation and Subsidiaries
              Notes to Condensed Financial Statements (continued)
                                  (Unaudited)

                  In June 1996, a notice of eviction was served upon JJC in connection with its leaseholds for the Centers. The action has been stayed under the provisions of the Chapter 11 bankruptcy proceeding filed by JJC.

                  In May 1995, Jumpin' Jax Entertainment entered into a ten-year lease agreement, guaranteed by the Company, for space located in a shopping center in Green Bay, Wisconsin. Jumpin' Jax Entertainment has informed the landlord that it will not be occupying the space and, in September 1995, the landlord instituted an action against the Company for breach of contract. In January 1996, a motion for summary judgment on the issue of liability was granted to the landlord. In June 1996, the landlord filed a motion for summary judgment as to the issue of damages and the Company does not currently possess sufficient funds to retain counsel to defend the action; accordingly the Company believes that damages will be awarded in connection with the action.

                  In January 1996, Jumpin' Jax Entertainment entered into a ten-year lease agreement for space located in a shopping center in Nashville, Tennessee. Jumpin' Jax Entertainment does not have the funds required to construct and equip the facility and has informed the landlord that it will not be able to begin this process unless working capital funds can be obtained, which is highly improbable. Therefore, the Company does not intend to continue with respect to this project although it is liable for amounts under this lease.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The following is a discussion and analysis of the Company's unaudited historical consolidated results of operations for the three months ended March 31, 1996 compared with both the Company's unaudited historical results of operations for the three months ended March 31, 1995 and the pro forma unaudited results of operations of the Company and Playpal, Inc. (together referred to as the "Predecessor Business") for the three months ended March 31, 1995 as if the acquisition of Playpal had occurred on January 1, 1995.

          The following table sets forth selected pro forma operating statement data for the Company and pro forma operating data for the Predecessor Business.

                                                          ($000s)
                                        ---------------------------------------
                                        Three Months Ended  Three Months Ended
                                        March 31, 1996      March 31,1995
                                        ----------------- ---------------------

                                                                      The
                                              The            The     Predecessor
                                            Company         Company  Businesses
                                           Historical     Historical Pro-Forma
                                           ----------     ---------- ----------
Revenues
  Store operating revenue                   $   245       $   190       $   190
  Equipment sales                             1,529           352         1,148
                                            -------       -------       -------

  Total revenues                              1,774           542         1,338

Store Operating and Sales Costs
  Cost of store operations                      245           317           317
  Cost of equipment sales                     1,446           297         1,300
                                            -------       -------       -------

  Gross Margin                                   83           (72)         (279)

Other Expenses
Selling, General and
  Administrative Expenses                       833           406           609
Interest Expense                                 81            25            90
                                            -------       -------       -------

  Net Loss                                  $  (831)      $  (503)      $  (978)
                                            =======       =======       =======

Comparison of the Company's Unaudited Historical Results of Operations for the Three Months ended March 31, 1996 and 1995

Playpal

On March 13, 1995, the Company acquired all of the stock of Playpal for an aggregate cost of $1,588,000. The results of operations for Playpal are included in the financial statements from March 14 to present.

For the three months ended March 31, 1996, the Company recorded $1,529,000 of equipment sales, principally of Playpal modular soft-play units. This increased substantially from the prior year, as the 1995 period included only 18 days of Playpal operations. The cost of the play units sold during the first three months of 1996 was $1,446,000, or 94.6% of sales, up from 84.4% in the prior year. The depressed margins in both periods were directly the result of Playpal's lack of working capital; due to a lack of cash and in an effort to regain and retain customer confidence, efforts were made to complete job installations on a timely basis. Materials would be shipped to job sites in partial loads, thus requiring a second shipment (and increasing freight costs) for completion. Installation crews would have to make multiple visits to job sites as materials would arrive, and ultimately work overtime in order to meet the customer's deadlines, greatly increasing the total cost of the project. Playpal believed that the additional costs incurred in the short-term would be more than offset by the impact of future sales once it was able to obtain a substantial capital infusion.

     In addition, Playpal incurred $678,000 of selling, general, and administrative expenses during the first quarter of fiscal 1996, $26,000 of depreciation expense, and $68,000 of interest expense, primarily as a result of accruals on the $2.1 million sales tax liability. This resulted in a net loss for Playpal of $689,000. As outlined below, the Company's statement of operations for the three months ended March 31, 1996, reflects $402,000 of this loss.

     On April 24, 1996, due to a lack of working capital and an inability to arrange conventional financing, Playpal filed for Chapter 11 protection under the U.S. Bankruptcy Code. In accordance with GAAP, the Company recorded an accrual for Playpal's 1996 losses which it had funded subsequent to year end totalling $667,200 ($287,000 of which were experienced in the three months ended March 31, 1996). As of August 21, 1996, the Company intends to begin the process of converting such Chapter 11 proceeding to liquidation under Chapter 7. No adjustments have been recorded to reflect the fact that the assets of Playpal will be liquidated and the liabilities of Playpal will be compromised through the bankruptcy proceedings.

Jumpin' Jax Entertainment

     Until August 1996, Jumpin' Jax Entertainment was the owner/operator of the Company's two existing family entertainment centers which opened for business in February 1995. The Company's financial results reflect the operation of these two centers during the three months ended March 31, 1996 as compared to 1.5 months of operation of these two locations and 2.5 months of operations of Gymania's single facility during the three months ended March 31, 1995. During the three months ended March 31, 1996, Jumpin' Jax Entertainment had total store revenues of $245,000 with equivalent associated costs of store operations, resulting in breakeven results at the store level; this compared favorably with the $127,000 loss experienced at the store level during the three months ended March 31, 1995 (which could be attributed mostly to the opening and closing of the various locations). The inability of these locations to generate profits to cover overhead costs and provide an adequate return, combined with the fact that Jumpin' Jax Entertainment has been unable to enter into a strategic alliance which would enable it to attract capital has resulted in this entity becoming insolvent. In addition, a related party which leased the space from the mall operator utilized by the two Centers and then subleased the space to Jumpin' Jax Entertainment filed for Chapter 11 bankruptcy protection in July 1996. This case is expected to convert to a Chapter 7 liquidation. Jumpin' Jax Entertainment intends to cease all operations of the two centers by August 31, 1996 and file for bankruptcy protection shortly thereafter.

     In addition to Center operating costs, Jumpin' Jax Entertainment incurred $178,000 in selling, general and administrative costs during the first three months of 1996 related to the development, management, and attempted growth of the operations. Jumpin' Jax Entertainment also recorded depreciation expense of $47,000 and interest expense of $13,000 during this period, resulting in a net loss of $238,000. This compares favorably to the $403,000 loss experienced during the same period of 1995.

     In addition to the operations of Playpal and Jumpin' Jax Entertainment, the Company employs a small senior management staff to coordinate and manage the overall affairs of the corporation. This group incurred $191,000 of costs on the Company's behalf during the three months ended March 31, 1996, consisting primarily of legal and professional fees related to being a publicly held corporation, salaries and benefits, and various travel related costs arising from the development and growth of a multi-location entity. This has increased from $77,000 during the same period in 1995 due to increased business development costs and increasing legal costs resulting from litigation related to the Company's lack of working capital.


Comparison of the Company's Historical Results of Operations for the Three months ended March 31, 1996 to the Predecessor Businesses' Unaudited Pro Forma Results of Operations for the Three months ended March 31, 1995

The pro forma results of operations for the three months ended March 31, 1995 differ from the Company's historical results of operations due to the inclusion in the pro forma statements of the results of Playpal, Inc. for the 2.5 months prior to the March 13, 1995 acquisition by the Company.

During the three months ended March 31, 1996, the Company's revenues increased $436,000 (32.6%) to $1,774,000 from $1,338,000 during the proforma period a year earlier. This increase was due to improved sales in both segments of the Company, but primarily at Playpal, where sales rose $381,000 (33.2%). Gross margin improved to $83,000 from a loss of $279,000 in the prior year, also as a result of improved results in both segments. Increased overhead costs associated with the addition of senior management personnel and higher business development costs resulted in a net loss for the three months ended March 31, 1996 of $831,000 as compared to a loss of $978,000 a year earlier.

Liquidity and Capital Resources

The Company sustained substantial losses in the fiscal three months ended March 31, 1996 totaling $831,000. In addition, the Company's working capital deficit at March 31, 1996 was $6,942,000. The Company also had a stockholder's deficit of $4,870,000 at March 31, 1996. The Company continued to sustain substantial losses in the three month period ending June 30, 1996 and there is substantial doubt as to whether the Company can continue as a going concern. In April 1996, Playpal filed a petition for protection as a debtor-in-possession under Chapter 11 of the federal bankruptcy laws, which is in the process of converting to a full liquidation under Chapter 7 of the federal bankruptcy laws. Such event will likely result in the filing of a petition in the near future by Playpal

Sales for liquidation under Chapter 7 of the bankruptcy laws. In addition, a related party which had leased the mall space occupied by the two Centers operated by Jumpin' Jax Entertainment has filed for Chapter 11 protection under federal bankruptcy laws, with a conversion to Chapter 7 liquidation likely. This will result in a cessation of all operations of the two centers and the filing of bankruptcy by Jumpin' Jax Entertainment. At that point, all of the Company's current sources of revenue will cease to exist.

During the first quarter of fiscal 1996, the Company raised $510,000 through private placements of equity and $82,000 through debt financings. The Company also generated $540,000 net by increasing its working capital deficit primarily in the Playpal subsidiaries. As of March 31, 1996, the Company had expended all of these funds and was left with no cash reserves.

Of the $592,000 of cash raised in the capital markets, $288,000 was invested by the Company into the Playpal operations in an effort to restore the business to profitability and $128,000 was expended by the Company toward developing future Jumpin' Jax Entertainment locations. The remainder, along with the $540,000 generated through an increased working capital deficit, was utilized to reduce its principal obligations on debt ($61,000) and to fund deficit operations. This left the Company in an overdraft position as of March 31, 1996.

Since March 31, the Company has raised an additional $720,000, all of which has been expended to fund deficit operations and service existing obligations

Management's current plan is to cease primarily all of the existing operations of the Company with the exception of JJAX, JJAXE, and CCLC. Although management is currently seeking additional funding for such entities, to date they have received no binding commitments for any such funding, and in the event that working capital is not received within the near future, it is likely that the Company will be required to cease all operations.

PART II  OTHER INFORMATION
ITEM 1.   Legal Proceedings

                  No material legal proceedings exist against the Company, its officers or directors except as follows:

                  In December 1994, PlayPal was served with a third party complaint in the 24th Judicial District Court, Jefferson Parish, Louisiana, relating to an alleged personal injury claim for unspecified damages by a patron of a fun center operated by a Playpal customer. Playpal's insurance carrier has agreed to defend the matter. The bankruptcy of Playpal has stayed the action, and in view of the conversion of the Chapter 11 proceeding to a liquidation proceeding under Chapter 7, such legal proceedings will be terminated.

                  In 1994, Playpal was served with a complaint in Suffolk

County (New York) Supreme Court alleging personal injury suffered by a customer of an indoor fun center containing a Playpal modular soft-play unit. Playpal's insurance carrier at the time of the incident has refused to defend or pay the claim. Playpal believes that liability, if any, lies with the center operator as a result of the facts and circumstances. The bankruptcy of Playpal has stayed the action, and in view of the conversion of the Chapter 11 proceeding to a liquidation proceeding under Chapter 7, such legal proceedings will be terminated.

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

                  In August 1995, the former President of Playpal commenced suit against Playpal and the Company in Brevard County (Florida) Circuit Court seeking specific performance, injunctive relief, and damages for, among other matters, an alleged breach of the stock purchase agreement between the Company and the former President. In November 1995, the claim was settled by the Company's agreement to pay him $120,000 in two installments of $60,000 each prior to February 1996. The first payment of $60,000 was made in December 1995, however Playpal did not pay the balance. Summary judgment was granted in March 1996 against Playpal and the Company in the amount of approximately $65,000. The bankruptcy of Playpal has stayed the action, and in view of the conversion of the Chapter 11 proceeding to a liquidation proceeding under Chapter 7, such legal proceedings will be terminated.

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

                  In December 1995, Playpal was served with a complaint in Brevard County (Florida) Circuit Court by a transportation company seeking payment of $128,000 for unpaid shipping charges. Plaintiff was awarded summary judgment in the amount of $140,279 in April 1996. The bankruptcy of Playpal has stayed the action, and in view of the conversion of the Chapter

11 proceeding to a liquidation proceeding under Chapter 7, such legal proceedings will be terminated.

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

                  In April 1996, a complaint was filed against the Company in Hennepin County (Minnesota) by William Auer seeking repayment of a note and interest in the amount of $40,000. The Company has filed an answer to the complaint.

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

ITEM 5.  Other Information

     From year end through August 20, 1996, the Company raised an additional $1,312,222, all of which has been expended to fund deficit operations and service existing obligations. Such amounts include a private placement in December 1995 and January 1996 (the "Private Placement"), in which the Company sold a total of 33.5 units for $837,500. Each unit, which was purchasable for $25,000, contained such number of shares of Common Stock and warrants to purchase Common Stock as equaled the purchase price of the unit divided by the lesser of (i) $1.00 or (ii) 67% of the closing high bid price (the "Market Price") of the Common Stock on the day immediately prior to the effective date of a registration statement in which the Common Stock and warrants are included. The warrants were made exercisable at a price of equal to the lesser of $1.00 or the Market Price, for a period of two years from the effective date. In addition, the Company was obligated to issue an additional unit for each unit issued in the Private Placement in the event that the Company failed to register the Common Stock and warrants by May 31, 1996 and issue an additional unit for each unit issued in the Private Placement in the event that the Company's Common Stock was not listed on NASDAQ by May 31, 1996. The Company did not file a registration statement in connection with the Private Placement and its Common Stock was not listed on NASDAQ; accordingly, investors in the Private Placement are entitled to receive (and were issued) at least 2,512,500 shares of Common Stock and warrants to purchase an additional 2,512,500 shares of Common Stock. The placement agent received commissions totaling $83,750 and a non-accountable expense allowance equal to $25,125. The net proceeds were utilized by the Company for working capital purposes.

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


                                         JUMPIN' JAX CORPORATION

                                   By: /s/ Richmond W. A. Chandler
                                      -----------------------------------
                                    Richmond W. A. Chandler
                                    Chairman and Chief Executive Officer
                                    (Principal Executive and Financial
                                    Officer)