Form 10QSB
period 1996-06-30
JUMPIN JAX CORP
filed 1996-10-16
CIK 878149

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996


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

           14,637,489 shares of Common Stock as of September 30, 1996

                                      INDEX


         Part I.     FINANCIAL INFORMATION                                  Page

         Item 1.  Financial Statements:

                    Condensed Consolidated Balance Sheets as of
                    June 30, 1996 and December 31, 1995 (unaudited)

                    Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1996 and 1995 (unaudited)

                    Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 1996 (unaudited)

                    Notes to Condensed Consolidated Financial
                    Statements (unaudited)

         Item 2. Management's Discussion and Analysis or Plan of Operations

Part II.  OTHER INFORMATION

         Item 1.  Legal Proceedings
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

                                 Part I. FINANCIAL INFORMATION
                                  Item 1. Financial Statements
                            Jumpin' Jax Corporation and Subsidiaries
                             Condensed Consolidated Balance Sheets
                                          (Unaudited)
                        (dollars in thousands except per share amounts)



                                                ASSETS

                                                                 June 30,        December 31,
CURRENT ASSETS:                                                    1996              1995
                                                              ---------------  ------------------
     Cash                                                                $13                   -
     Accounts receivable                                                 188                 253
     Certificate of deposit                                               50                  50
     Inventories                                                         221                 323
     Other current assets                                                100                  76
                                                              ---------------  ------------------
     TOTAL CURRENT ASSETS                                                572                 702

Property and equipment, net                                            2,989               3,136
Other assets                                                             366                  87
                                                              ---------------  ------------------
     TOTAL OTHER ASSETS                                                3,355               3,223

                                                              ===============  ==================
     TOTAL ASSETS                                                     $3,927              $3,925
                                                              ===============  ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Bank overdraft                                                        -                  38
     Accounts payable                                                  2,369               1,956
     Bridge Debt                                                         766                   -
     Current portion of long term debt                                 1,298               1,141
     Current portion of notes payable, related parties                    53                  54
     Sales taxes payable                                               2,224               2,137
     Accrued expenses                                                  1,216               1,030
     Deposits on account                                                 339                 479
     Landlord Advances                                                    89                  89
                                                              ---------------  ------------------
     TOTAL CURRENT LIABILITIES                                         8,354               6,924

Long term debt                                                           106                 145
Notes payable, related parties                                             9                  19

Landlord advances                                                        744                 717
Reserve for additional investment in Playpal                               -                 667

                                                              ===============  ==================
     TOTAL LIABILITIES                                                 9,213               8,472
                                                              ===============  ==================
SHAREHOLDERS' EQUITY:
     Common stock, $.001 par value; 50,000,000 shares
       authorized, 14,637,489 and 12,967,395 issued and
       outstanding at June 30, 1996 and December 31,
       1995 respectively                                                  15                  13
     Additional paid-in capital                                        5,601               4,993
     Common stock issuable                                                 2                   2
     Accumulated Deficit                                             (10,904)             (9,555)
                                                              ---------------  ------------------
     TOTAL SHAREHOLDERS' EQUITY                                       (5,286)             (4,547)

                                                              ===============  ==================
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $3,927              $3,925
                                                              ===============  ==================

See accompanying notes to unaudited condensed consolidated financial statements.

                                 Jumpin' Jax Corporation and Subsidiaries
                              Condensed Consolidated Statement of Operations
                                                (Unaudited)
                              (dollars in thousands except per share amounts)



                                                           Six months ended           Three months ended
                                                               June 30,                    June 30,
                                                       --------------------------  -------------------------
                                                          1996          1995          1996          1995
                                                       ------------  ------------  ------------  -----------

Operating revenues
   Store operating revenues                                    414           413           169          223
   Equipment sales                                           3,066         2,496         1,537        2,144
                                                       ------------  ------------  ------------  -----------

     Total revenues                                          3,480         2,909         1,706        2,367

Store operating and sales costs
   Cost of store operations                                    464           750           219          433
   Cost of equipment sales                                   2,891         2,238         1,445        1,941
                                                       ------------  ------------  ------------  -----------


     Gross margin                                              125           (79)           42           (7)

Selling, general and administrative expense                  1,307         1,520           474        1,114
Interest expense (income)                                      167            56            86           31
                                                       ------------  ------------  ------------  -----------

Net                                                         (1,349)       (1,655)         (518)      (1,152)
loss
                                                       ============  ============  ============  ===========

Loss per share                                              ($0.10)       ($0.19)       ($0.04)      ($0.13)
                                                       ============  ============  ============  ===========

Number of shares used to compute per share amount       14,102,171     8,640,953    14,637,489    8,982,987
                                                       ============  ============  ============  ===========



See accompanying notes to unaudited condensed consolidated financial statements.

                                   Jumpin' Jax Corporation and Subsidiaries
                                Condensed Consolidated Statement of Cash Flows
                                                  (Unaudited)
                                            (dollars in thousands)


                                                                          Three months               Six months
                                                                              ended                     ended
                                                                          June 30, 1996             June 30, 1996

Cash Flows from operating activities:
   Net income (loss)                                                         $      (518)           $    (1,349)
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                    73                    146
      Amortization of landlord advances                                              (22)                   (44)
      Interest expense on sales tax liability                                         45                     88
      Debt issuance amortization                                                       7                      7
      Changes in operating assets and liabilities:
        Accounts receivable                                                            6                     64
        Inventories                                                                  (14)                   101
        Other current assets                                                          31                     68
        Accounts payable                                                             269                    638

        Accrued expenses and other current liabilities                                86                     47
                                                                          ---------------          -------------
          Net cash provided by (used in) operating activities                        (37)                  (234)
                                                                          ---------------          -------------

Cash flows from investing activities:
   Collection of amount advanced to shareholder
   Advances to affiliates                                                           (503)                  (791)
   Increase in other assets                                                          (64)                  (192)
                                                                          ---------------          -------------
      Net cash provided by (used in) investing activities                           (567)                  (983)
                                                                          ---------------          -------------

Cash flows from financing activities:
   Proceeds from sale of common stock and stock subscription                         100                    610
   Proceeds from bridge debt                                                         652                    734
   Proceeds from landlord advances                                                    70                     70
   Principal payment on debt and notes payable - related parties                     (85)                  (146)
   Increase (decrease) in bank overdraft                                            (120)                   (38)
                                                                          ---------------          -------------
      Net cash provided by financing activities                                      617                  1,230
                                                                          ---------------          -------------

Net increase (decrease) in cash                                                       13                     13
Cash beginning of period                                                               0                      0

Cash end                                                                              13                     13
of period
                                                                          ---------------          -------------

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

         The financial statements presented herein as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of operating results to be expected for the full year.

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


         On March 13, 1995, the Company issued 351,000 shares of Common Stock valued at $1,033,815 and paid $210,000 of cash at closing, and agreed to pay an additional $100,000 90 days after closing, in exchange for all of the issued and outstanding capital stock of Playpal, Inc. of Rockledge, Florida ("Playpal"). Playpal is a manufacturer of modular soft-play equipment for indoor fun centers and playgrounds. On or about the same time, the Company established Playpal Sales Corporation, a wholly-owned subsidiary formed to distribute those products manufactured by Playpal, Inc.. On April 24, 1996, Playpal, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of September 30, 1996, Playpal, Inc. had ceased all operations, with the case having been converted to a Chapter 7 liquidation proceeding. Playpal Sales Corporation had also ceased operations and is insolvent with a liquidation of its assets eminent.

         The acquisition of Playpal, Inc. was accounted for as a purchase and, accordingly, the results of Playpal's operations since March 14, 1995 have been included in the financial statements, notes, and text contained in this report.

         Jumpin' Jax Entertainment subleased space for the operation of its two centers from a related party, Jumpin' Jax Corporation, a Minnesota Corporation ("JJC"), who leased the space from a mall operator. Due to a lack of working capital, JJC filed for Chapter 11 bankruptcy protection on July 3, 1996; this case has been converted into a Chapter 7 liquidation proceeding.

Jumpin' Jax Entertainment ceased operation of the two centers August 25, 1996, has vacated the premises and intends to file for bankruptcy protection in the near future.

The Company, through its minority interests in Children's Choice Learning Centers, a Nevada corporation ("CCLC"), and JJAX Entertainment, Inc., a Nevada corporation ("JJAXE"), is exploring opportunities for engaging in the business of constructing and operating indoor destination entertainment and child care centers (the "Entertainment and Child Care Centers"), in conjunction with strategic partners (primarily in the casino industry), as a revenue enhancer for such partners.

3.       Other Financial Statement Data:
         Inventories:

         Inventories, which consist principally of food and retail merchandise for the Company's indoor fun centers and of modular soft-play parts for the Company's manufacturing subsidiary, are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at June 30, 1996 and December 31, 1995 consisted of the following:

                                    June 30,             December 31,
                                      1996                   1995
Food and retail merchandise          $   11                 $  18
Raw material                             97                   127
Work-in-process                         113                   178
                                      -----                   ---
                                      $ 221                 $ 323

                                      =====                 =====

4.       Shareholders' Equity

         During the period from April 1, 1996 through June 30, 1996, the Company issued 266,667 shares of Common Stock sold through various private placements for the net proceeds of approximately $100,000.

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

                  In October 1995, the Company was served with a complaint by a real estate brokerage firm seeking payment of $29,000 for a commission on the sublease of the space formerly occupied by Gymania Corporation. The Company executed a confession of judgment for such amount and agreed to repay the obligation, with interest, in quarterly installments beginning November 30, 1995. The Company failed to make its final payment on the obligation, which was due August 31, 1996.

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

                  In September 1996, an action was instituted against the Company and certain of its officers by Riverside Bank and Cynthia Powell (a former officer of Jumpin Jax Entertainment). The action seeks recovery of amounts owed to Riverside Bank and guaranteed by Mrs. Powell and her husband (the former President of Playpal), which guaranty is secured by a mortgage on the Powell's residence. The amount sought is approximately $74,000.


                  In September 1996, a judgment in the amount of $78,966.95 was entered against the Company by Allstate Financial
Corporation in connection with an accounts receivable financing engaged in by the Company in June 1996.

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

                  In July 1996, a complaint was filed against Jumpin' Jax Entertainment by a supplier of equipment to the existing Centers seeking repayment of a note in the amount of $90,000. Jumpin' Jax Entertainment has returned the equipment securing this obligation to the supplier but the value of this equipment is not expected to be adequate to discharge the full amount of the claim.

                  In June 1996, a notice of eviction was served upon JJC in connection with its leaseholds for the Centers. The action was stayed under the provisions of the Chapter 11 bankruptcy proceeding filed by JJC. On August 22, 1996, the bankruptcy court granted the landlord's motion to lift the stay and the landlord has again begun eviction proceedings. Jumpin' Jax Entertainment ceased operations in the locations August 25, 1996 and has vacated the premises.

                  In May 1995, Jumpin' Jax Entertainment entered into a ten-year lease agreement, guaranteed by the Company, for space located in a shopping center in Green Bay, Wisconsin. Jumpin' Jax Entertainment has informed the landlord that it will not be occupying the space and, in September 1995, the landlord instituted an action against the Company for breach of contract. In January 1996, a motion for summary judgment on the issue of liability was granted to the landlord. In June 1996, the landlord filed a motion for summary judgment as to the issue of damages; the Company has retained counsel and intends to defend against this matter.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The following is a discussion and analysis of the Company's unaudited historical consolidated results of operations for the three and six months ended June 30, 1996 compared with both the Company's unaudited historical results of operations for the three and six months ended June 30, 1995 and the pro forma unaudited results of operations of the Company and Playpal, Inc. (together referred to as the "Predecessor Business") for the three months ended June 30, 1995 as if the acquisition of Playpal had occurred on January 1, 1995.

         The following table sets forth selected pro forma operating statement data for the Company and pro forma operating data for the Predecessor Business.

                                                     Six months ended June 30,           Three months ended
                                                                                               June 30,
                                              ----------------------------------------  --------------------------
                                                                              The
                                                                          Predecessor
                                              The Company   The Company    Business     The Company   The Company
                                              Historical    Historical     Pro Forma    Historical    Historical
                                                 1996          1995          1995          1996          1995
                                              ------------  ------------  ------------  ------------  ------------

Operating revenues
   Store operating revenues                           414           413           413           169           223
   Equipment sales                                  3,066         2,496         3,292         1,537         2,144
                                              ------------  ------------  ------------  ------------  ------------

     Total revenues                                 3,480         2,909         3,705         1,706         2,367

Store operating and sales costs
   Cost of store operations                           464           750           750           219           433
   Cost of equipment sales                          2,891         2,238         3,241         1,445         1,941
                                              ------------  ------------  ------------  ------------  ------------

     Gross margin                                     125           (79)         (286)           42            (7)

Selling, general and administrative expense         1,307         1,520         1,723           474         1,114
Interest expense (income)                             167            56           121            86            31
                                              ------------  ------------  ------------  ------------  ------------

     Net loss                                      (1,349)       (1,655)       (2,130)         (518)       (1,152)
                                              ============  ============  ============  ============  ============

Comparison of the Company's Unaudited Historical Results of Operations for the Three and Six Months ended June 30, 1996 and 1995

Playpal

On March 13, 1995, the Company acquired all of the stock of Playpal for an aggregate cost of $1,588,000. The results of operations for Playpal are included in the financial statements from March 14 to present.

For the three months ended June 30, 1996, the Company recorded $1,537,000 of equipment sales, principally of Playpal modular soft-play units; this declined from $2,144,000 for the same period a year earlier. During the second quarter of 1996, Playpal was forced to file for protection under Chapter 11 of the Bankruptcy Code due to the substantial debt overhang which existed at the date of the acquisition and reduced flexibility exhibited on the part of vendors. The bankruptcy and a lack of debtor-in-possession financing negatively impacted Playpal's ability to procure materials and deliver product on a timely basis. This created an unfavorable variance from 1995, when sales were strengthening due to renewed customer and vendor confidence in Playpal's viability resulting from its March acquisition by the Company. In an effort to improve the timeliness of deliveries and minimize the uncertainty in the marketplace caused by the bankruptcy filing, Playpal increased its installation efforts in 1996, resulting in cost of equipment sales increasing to 94.0% of gross revenues versus 90.5% during the same period a year earlier.

         In addition, Playpal incurred $589,000 of selling, general, and administrative expenses during the second quarter of 1996, $26,000 of depreciation expense, and $68,000 of interest expense, primarily as a result of accruals on the $2.1 million sales tax liability. This resulted in a net loss for Playpal of $590,000. As outlined below, the Company's statement of operations for the three months ended June 30, 1996, reflects $118,000 of this loss.

         Because the historical results of the Company for the first quarter of 1995 include only 18 days of Playpal operations, meaningful comparisons of the six month period ended June 30, 1995 to the same period in 1996 do not exist.

         On April 24, 1996, due to a lack of working capital and an inability to arrange conventional financing, Playpal filed for Chapter 11 protection under the U.S. Bankruptcy Code. In accordance with GAAP, the Company recorded an accrual for Playpal's 1996 losses which it had funded subsequent to year end totaling $667,200 ($472,000 of which were experienced in the three months ended June 30, 1996). As of September 30, 1996, such Chapter 11 proceeding has been converted to a liquidation under Chapter 7. No adjustments have been recorded to reflect the fact that it is likely that a substantial amount of Playpal's liabilities will be compromised through the bankruptcy proceedings, although there is no assurance that this will occur.

Jumpin' Jax Entertainment

         Until August 1996, Jumpin' Jax Entertainment was the owner/operator of the Company's two family entertainment centers which opened for business in February 1995. The Company's financial results reflect the full operation of these two centers during the six months ended June 30, 1996 as compared to 4.5 months of operation of these two locations and 2.5 months of operation of Gymania's single facility during the six months ended June 30, 1995; second quarter results for both years reflect only the operation of the two Jumpin' Jax Entertainment facilities, both for the full quarter. During the three months ended June 30, 1996, Jumpin' Jax Entertainment had total store revenues of $169,000 as compared to $223,000 during the same period of 1995. The year-over-year decline in sales is attributable to reduced marketing of the centers during 1996 as a result of Jumpin' Jax Entertainment's lack of financial resources during the period. Although sales declined $54,000 compared to the prior year, gross margins increased $160,000 from 1995 levels due to lower labor levels and reduced costs. For the six month period ended June 30, 1996, Jumpin' Jax Entertainment lost $50,000 from store operations compared with a loss of $337,000 in 1995. The inability of these locations to generate profits to cover overhead costs and provide an adequate return, combined with the fact that Jumpin' Jax Entertainment has been unable to enter into a strategic alliance which would enable it to attract capital has resulted in this entity becoming insolvent. In addition, a related party which leased the space from the mall operator utilized by the two Centers and then subleased the space to Jumpin' Jax Entertainment filed for Chapter 11 bankruptcy protection in July 1996. This case has converted to a Chapter 7 liquidation. Jumpin' Jax Entertainment ceased all operations of the two centers on August 25, 1996 and intends to file for bankruptcy protection in the near future.

         In addition to Center operating costs, Jumpin' Jax Entertainment incurred $104,000 in selling, general and administrative costs during the second quarter of 1996 ($282,000 for the six months ended June 30, 1996) related to the development, management, and attempted growth of the operations. Jumpin' Jax Entertainment also recorded depreciation expense of $47,000 and interest expense of $9,000 during this period, resulting in a net loss of $210,000. This compares favorably to the $531,000 loss experienced during the same period of 1995.

         In addition to the operations of Playpal and Jumpin' Jax Entertainment, the Company employs a small senior management staff to coordinate and manage the overall affairs of the corporation. This group incurred $190,000 and $381,000 of costs on the Company's behalf during the three and six months ended June 30, 1996, respectively, consisting primarily of legal and professional fees related to being a publicly held corporation, salaries and benefits, and various travel related costs arising from the development and growth of a multi-location entity. This has increased from $187,000 and $264,000 during the same periods in 1995 due to increased business development costs and increasing legal costs resulting from litigation related to the Company's lack of working capital.

Comparison of the Company's Historical Results of Operations for the Three and Six months ended June 30, 1996 to the Predecessor Businesses' Unaudited Pro Forma Results of Operations for the Three and Six months ended June 30, 1995


The pro forma results of operations for the three and six months ended June 30, 1995 differ from the Company's historical results of operations due to the inclusion in the pro forma statements of the results of Playpal, Inc.
for the 2.5 months prior to the March 13, 1995 acquisition by the Company.

During the six months ended June 30, 1996, the Company's revenues declined $225,000 (6.1%) to $3,480,000 from $3,705,000 during the proforma period a year earlier. This decrease was due entirely to reduced sales in the Playpal segment of the Company, primarily as a result of the effects of the April 24 bankruptcy. Gross margin improved to $125,000 from a loss of $286,000 in the prior year as a result of improved results in both segments. Decreased overhead costs associated with the reduction of senior management personnel resulted in a net loss for the six months ended June 30, 1996 of $1,349,000 as compared to a loss of $2,130,000 a year earlier.

Liquidity and Capital Resources

The Company sustained substantial losses in the fiscal three months ended June 30, 1996 totaling $518,000. In addition, the Company's working capital deficit at June 30, 1996 was $7,782,000. The Company also had a stockholder's deficit of $5,286,000 at June 30, 1996. The Company currently has no source of revenue, substantial liabilities and there is substantial doubt as to whether the Company can continue as a going concern. In August 1996, Playpal discontinued operations as a debtor-in-possession under Chapter 11 of the federal bankruptcy laws and has been converted to a full liquidation under Chapter 7 of the federal bankruptcy laws. Such event will result in the filing of a petition in the near future by Playpal Sales for liquidation under Chapter 7 of the bankruptcy laws. In addition, Jumpin' Jax Entertainment has discontinued operating its two center locations, is unable to raise capital and will likely file for Chapter 7 under federal bankruptcy laws in the near future.

During the second quarter of fiscal 1996, the Company raised $100,000 through private placements of equity and $652,000 through debt financings. The Company also generated $387,000 net by increasing its working capital deficit primarily in the Playpal subsidiaries. As of June 30, 1996, the Company had expended all of these funds and was left with minimal cash reserves.

Of the $752,000 of cash raised in the capital markets, $472,000 was invested by the Company into the Playpal operations in an effort to restore the business to profitability and $67,000 was expended towards the potential development of future Jumpin' Jax Entertainment retail stores. The remainder, along with the $387,000 generated through an increased working capital deficit, was utilized to reduce its principal obligations on debt ($85,000), to reduce its bank overdraft ($120,000) and to fund deficit operations. This left the Company with minimal cash resources as of June 30, 1996.

Management's current plan is to divest of primarily all of the existing operations of the Company with the exception of its minority investments in JJAXE and CCLC. Although these entities are currently seeking funding, to date they have received no binding commitments for any such funding, and in the event that working capital is not received within the near future, it is likely that the Company and these entities will be required to cease all operations.

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

                  In October 1995, the Company was served with a complaint in Hennepin County (Minnesota) District Court by a real estate brokerage firm seeking payment of $29,000 for a commission on the sublease of the space formerly occupied by Gymania Corporation. The Company executed a confession of judgment for such amount and agreed to repay the obligation, with interest, in quarterly installments beginning November 30, 1995. The Company failed to make its final payment on the obligation, which was due on August 31, 1996.

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

                  In September 1996, an action was instituted against the Company and certain of its officers in Hennepin County, Minnesota, District Court by Riverside Bank and Cynthia Powell (a former officer of Jumpin Jax Entertainment). The action seeks recovery of amounts owed to Riverside Bank and guaranteed by Mrs. Powell and her husband (the former President of Playpal), which guaranty is secured by a mortgage on the Powell's residence. The amount sought is approximately $74,000.

                  In September 1996, a judgment in the amount of $78,966.95 was entered against the Company in Arlington County, Virginia, Circuit Court by Allstate Financial Corporation in connection with an accounts receivable financing engaged in by the Company in June 1996.

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

                  In July 1996, a complaint was filed against Jumpin' Jax Entertainment in Hennepin County (Minnesota) District Court by a supplier of equipment to the existing Centers seeking repayment of a note in the amount of $90,000. Jumpin' Jax Entertainment has returned the equipment securing this obligation to the supplier but the value of this equipment is not expected to be adequate to discharge the full amount of the claim.

In June 1996, a notice of eviction was served upon JJC in connection with its leaseholds for the Centers. The action was stayed under the provisions of the Chapter 11 bankruptcy proceeding filed by JJC. On August 22, 1996, the bankruptcy court granted the landlord's motion to lift the stay and the landlord has again begun eviction proceedings. Jumpin' Jax Entertainment ceased operations in the locations August 25, 1996 and has vacated the premises.

                  In May 1995, Jumpin' Jax Entertainment entered into a ten-year lease agreement, guaranteed by the Company, for approximately 15,000 square feet of space located in a shopping center in Green Bay, Wisconsin. Base rent is approximately $12,000 per month and began accruing in September 1995. The lease also requires additional rent of 12% of gross sales in excess of $925,000 plus 3% of gross sales in excess of $1,100,000 per lease year. Jumpin' Jax Entertainment has informed the landlord that it will not be occupying the space and, in September 1995, the landlord instituted an action against the Company for breach of contract. In January 1996, a motion for summary judgment on the issue of liability was granted to the landlord. In June 1996, the landlord filed a motion for summary judgment as to the issue of damages; the Company has retained counsel and intends to defend against this matter.

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


ITEM 5.  Other Information

         From year end through August 20, 1996, the company has raised an additional $1,312,222, all of which has been expended to fund deficit operations and service existing obligations. Such amounts include a private placement in December 1995 and January 1996 (the "Private Placement"), in which the Company sold a total of 33.5 units for $837,500. Each unit, which was purchasable for $25,000, contained such number of shares of Common Stock and warrants to purchase Common Stock as equaled the purchase price of the unit divided by the lesser of (I) $1.00 or (ii) 67% of the closing high bid price (the "Market Price") of the Common Stock on the day immediately prior to the effective date of a registration statement in which the Common Stock and warrants are included. The warrants were made exercisable at a price of equal to the lesser of $1.00 or the Market Price, for a period of two years from the effective date. In addition, the Company was obligated to issue an additional unit for each unit issued in the Private Placement in the event that the Company failed to register the Common Stock and warrants by May 31, 1996 and issue an additional unit for each unit issued in the Private Placement in the event that the Company's Common

Stock was not listed on NASDAQ by May 31, 1996. The Company did not file a registration statement in connection with the Private Placement and its Common Stock was not listed on NASDAQ; accordingly, investors in the Private Placement are entitled to receive (and were issued) at least 2,512,500 shares of Common Stock and warrants to purchase an additional 2,512,500 shares of Common Stock. The placement agent received commissions totaling $83,750 and a non-accountable expense allowance equal to $25,125. The net proceeds were utilized by the Company for working capital purposes.

         In May 1996, the Company also engaged in a private placement offering (the "May Offering") of 12.5 units for $625,000. Each unit, which was purchasable for $50,000, consisted of (1) a $50,000 principal amount 10% subordinated promissory note due on the earlier of (a) the closing date of any public debt or equity offering by the Company (the "Public Offering") or (b) one year from the initial closing date of the May Offering and (2) the issuance on the effective date of a registration statement filed with the Securities and Exchange Commission of (a) 30,000 shares of Common Stock and (b) a total of 300,000 warrants to purchase shares of Common Stock which warrants were to be identical to any warrants to be issued to the public in connection with any secondary public offering. In the event that the Company does not complete a secondary public offering by April 30, 1997, the investor is to be issued, on April 30, 1997 (a) 210,000 shares of Common Stock; (b) warrants to purchase 1,050,000 shares of Common Stock, exercisable at $.75 per share for a period of five years from the initial closing; and (c) warrants to purchase 1,050,000 shares of Common Stock, exercisable at a price of $1.00 per share for a period of five years from the initial closing. The securities contain certain piggyback registration rights. The Company is currently attempting to renegotiate the terms & conditions of this obligation.

         All proceeds of the 1996 offerings have been used by the Company for working capital purposes.

         Management's current plan is to cease primarily all of the operations of the Company with the exception of managing its investments in JJAXE and CCLC. Although these entities are currently seeking funding, to date they have received no binding commitments for any such funding, and in the event that working capital is not received within the near future, it is likely that the Company and these entities will be required to cease all operations.

ITEM 6.  Exhibits and Reports on Form 8-K

         8-K filed on May 1, 1996 re: change of independent public accountant.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         JUMPIN' JAX CORPORATION


October 4, 1996          By: /s/ Richmond W. A. Chandler
                             -----------------------------
                             Richmond W. A. Chandler
                             Chairman and Chief Executive Officer
                             Principle Financial Officer