Form 10QSB
period 1996-09-30
JUMPIN JAX CORP
filed 1997-02-21
CIK 878149

          U. S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                         FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      September 30, 1996


Commission File Number:       33-55254-05


                  JUMPIN' JAX CORPORATION
      (Exact name of registrant as specified in its charter)


         NEVADA                        87-0485319
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)         Identification No.)


        P.O. Box 27755, Golden Valley, Minnesota  55427
            (Address of principal executive offices)
                       (612) 546-3420
      (Registrant's telephone number, including area code)


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

  14,637,489 shares of Common Stock as of February 7, 1997

                            INDEX


     Part I.    FINANCIAL INFORMATION

     Item 1.  Financial Statements:

           Condensed Balance Sheets as of September 30, 1996 and December 31, 1995 (unaudited)

           Condensed Statements of Operations for the three months ended September 30, 1996 and 1995
           (unaudited)

           Condensed Statements of Cash Flows for the three months ended September 30, 1996 and 1995
           (unaudited)

           Notes to Condensed Financial Statements
           (unaudited)

     Item 2. Management's Discussion and Analysis or Plan of Operations

Part II.  OTHER INFORMATION

     Item 1.   Legal Proceedings
     Item 5.   Other Information
     Item 6.   Exhibits and Reports on Form 8-K

               Part I.  FINANCIAL INFORMATION
                Item 1.  Financial Statements
                   Jumpin' Jax Corporation
                  Condensed Balance Sheets
                         (Unaudited)
       (dollars in thousands except per share amounts)



                           ASSETS

                                          September 30,      December 31,                                    er 30,      r 31,
                                              1996              1995
                                          -------------      -------------
CURRENT ASSETS:
      Certificate of deposit                       $50                $50
      Other current assets                          20                 55
                                                ------             ------
                                                    70                105

Property and equipment, net                          4                  5
Investment in subsidiaries                           -              2,228
                                                ------             ------
      TOTAL OTHER ASSETS                             4              2,233
                                                ------             ------
      TOTAL ASSETS                                 $74             $2,338
                                                ======             ======


            LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
      Accrued expenses                            $555               $369
      Current portion of long term debt            371                295
      Current portion of notes payable,
        related parties                             38                 19
                                                ------             ------
      TOTAL CURRENT LIABILITIES                    964                683

Long term debt                                      70                 70
Notes payable, related parties                       -                 19
Reserve for 1996 Playpal losses                      -                667
Indemnities provided for subsidiary debts        1,190                  -
Contingent liability for subsidiary losses       7,021              4,947
                                                ------             ------
      TOTAL LIABILITIES                          9,245              6,386

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value;
  50,000,000 shares authorized,
  14,637,489 and 12,967,395
  issued and outstanding at
  September 30, 1996 and
  December 31, 1995, respectively                   15                 13
Additional paid-in capital                       5,599              5,492
Common stock issuable                                2                  2
Accumulated deficit                            (15,287)            (9,555)
                                               --------            -------
TOTAL SHAREHOLDERS' EQUITY                      (9,171)            (4,048)
                                               --------            -------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                               $74              $2,338
                                               ========            =======

   See accompanying notes to unaudited condensed financial statements

                   Jumpin' Jax Corporation
              Condensed Statement of Operations
                         (Unaudited)
       (dollars in thousands except per share amounts)





                                   Nine months                Three months
                                      ended                      ended
                                   September 30,              September 30,
                                -------------------       --------------------
                                  1996        1995          1996         1995
                                -------     -------       -------      -------

Selling, general and
 administrative expense           $ 224        $ 278          $ 56        $ 102
Gain on sale of investment
 in JJAX Entertainment             (583)           -         (583)            -
Write-off of investment in
 Jumpin' Jax Entertainment        2,782            -         2,782            -
Additional accrual for
 subsidiary lease obligation        580            -           580            -
Interest expense (income)            45            -            15            -
                                 ------       ------        ------       ------
Net loss                        $(3,048)       $(278)      $(2,850)       $(102)
                                 ======       ======        ======       ======

Loss per share                   $(0.21)      $(0.03)       $(0.19)      $(0.01)
                                 ======       ======        ======       ======

Number of shares used to
 compute per share amount    14,280,610    8,923,195    14,637,489    9,487,680
                             ==========    =========    ==========    =========

   See accompanying notes to unaudited condensed financial statements

                   Jumpin' Jax Corporation
              Condensed Statement of Cash Flows
                         (Unaudited)
                   (dollars in thousands)

                                                Three months      Nine months
                                                   ended           ended
                                                September 30,    September 30,
                                                    1996             1996
                                                -------------    -------------
       Cash flows from operating activities
         Net income (loss)                          $(2,850)        $(3,048)
         Adjustments to reconcile
          net income to net cash
          provided by operating activities
           Depreciation                                   -               1
           Gain on sale of investment
            in JJAX Entertainment                      (583)           (583)
           Write-off of investment in
            Jumpin' Jax Entertainment                 2,782           2,782
           Additional accrual for
            subsidiary lease obligations                580             580
           Changes in operating assets
            and liabilities
              Prepaid expenses                          (20)             35
              Accrued expenses and
               other current liabilities                 43             185
                                                    --------        --------
                 Net cash provided by (used
                  in) operating activities              (48)            (48)

       Cash flows from investing activities:
         Investment in subsidiaries                      (2)         (1,221)
                                                    --------        --------
            Net cash provided by (used in)
             investing activities                        (2)         (1,221)

       Cash flows from financing activities:
         Proceeds from sale of common stock               -             610
         Proceeds from debt financings                   40             732
         Principal payments on debt and
          notes payable - related parties                 -             (73)
                                                    --------        --------
            Net cash provided by financing
              activities                                 40           1,269

       Net increase (decrease) in cash                  (10)              -
       Cash, beginning of period                         10               -
                                                    --------        --------
       Cash, end of period                            $   -           $   -
                                                    ========        ========

   See accompanying notes to unaudited condensed financial statements.

             Jumpin' Jax Corporation and Subsidiaries
             Notes to Condensed Financial Statements
                           (Unaudited)


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

       The financial statements presented herein as of September 30, 1996 and for the three months ended September 30, 1996 and 1995 reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of operating results to be expected for the full year.

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

      Also on December 30, 1994, the Company, through its wholly-owned subsidiary, Jumpin' Jax Entertainment, Inc. ("Jumpin' Jax Entertainment"), acquired substantially all of the assets (totaling $512,361) of Gymania in exchange for assuming substantially all of Gymania's obligations (totaling $1,012,187), including the $492,000 advances payable to GVCC. During 1994, prior to the acquisition of Gymania, the Company advanced $159,288 to Gymania. Gymania was formed in 1991 and had developed and was operating, on a limited basis, indoor fun centers since its inception.

     On March 13, 1995, the Company issued 351,000 shares of Common Stock and committed to pay $310,000 cash in exchange for all of the issued and outstanding capital stock of Playpal, Inc. of Rockledge, Florida ("Playpal"). Playpal was a manufacturer of modular soft-play equipment for indoor fun centers and playgrounds. On or about the same time, the Company established Playpal Sales Corporation, a wholly-owned subsidiary formed to distribute those products manufactured by Playpal, Inc.. In April, 1996, Playpal, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Since that time, Playpal, Inc. has ceased all operations and the bankruptcy case has been converted to a Chapter 7 liquidation proceeding. Playpal Sales Corporation has also ceased operations; it is insolvent but has yet to file a petition with the bankruptcy court as it has no assets available for liquidation. A bankruptcy filing may occur in the future.

     Jumpin' Jax Entertainment owned and operated two family entertainment centers in the Minneapolis / St. Paul metropolitan area. The space for these centers was subleased from a related party, Jumpin' Jax Corporation, a Minnesota Corporation ("JJC"), who leased the space from a mall operator. Due to a lack of working capital, JJC filed for Chapter 11 bankruptcy protection in July, 1996. This case converted to a Chapter 7 liquidation proceeding in September, 1996 and all assets of JJC have been turned over to its secured creditor. Jumpin' Jax Entertainment ceased operation of the two centers in August, 1996 and has turned all of its assets over to secured creditors; it is not expected that the proceeds from the liquidation of these assets will exceed the outstanding balance of the indebtedness they secured. Jumpin' Jax Entertainment is insolvent but has yet to file a petition with the bankruptcy court as it has no further assets available for liquidation. A bankruptcy filing may occur in the future.

       The Company has discontinued substantially all operations. There is currently no source of revenue and Company staff are acting without cash compensation. The
Company has obligations which exceed $1.8 million and ongoing expenses which it cannot continue to incur without securing additional capital. Failure to raise such capital will necessitate a liquidation of the Company; the Company is unable to raise such capital without a reorganization and recapitalization of its financial structure.

3.   Other Financial Statement Data:
     Certificate of Deposit:

     The Company owns a $50,000 certificate of deposit which has been pledged as additional collateral for a loan to Playpal, Inc. primarily secured by Playpal's land and building. Assuming that the proceeds from the bankruptcy court's sale of the land and building exceed the approximately $925,000 loan balance, the certificate of deposit will be returned to the Company; however, there is no assurance that this will be achieved.


4.   Indemnities provided for subsidiary debts

      The Company has agreed to indemnify certain creditors of Jumpin' Jax Entertainment, Playpal, Inc. and Playpal
Sales Corporation for certain obligations incurred by these subsidiaries and owed to these creditors.

5.   Contingent liability for subsidiary losses

     Subsequent to their acquisition by the Company, Jumpin' Jax Entertainment, Playpal, Inc. and Playpal Sales Corporation experienced losses totaling approximately $7.6 million. Although the Company believes that it is only liable for the subsidiary obligations which it specifically guaranteed or agreed to indemnify for (classified as "Indemnities for subsidiary debts" on the balance sheet), GAAP requires that all obligations of subsidiaries be reflected in the Company's statement of financial position.


ITEM  2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

During calendar year 1995 and the first six months of 1996, the Company raised capital in the debt and equity markets and invested the majority of these funds in its Jumpin' Jax Entertainment, Playpal, and Playpal Sales subsidiaries (all of which ceased operations during the third quarter of
1996). The remainder of the funds were expended toward further development of the Jumpin' Jax and Playpal concepts and for overhead costs related to being a publicly traded corporation burdened with a heavy debt load (i.e. legal and professional fees, public reporting costs, etc.).

The Company does not have any source of revenue, nor does it currently have any funds available to pay outstanding obligations.

Liquidity and Capital Resources

The Company does not currently possess any liquid assets, with the only prospect for the future being a distribution from the Playpal, Inc. bankruptcy estate and the $50,000 certificate of deposit, also tied up in the Playpal proceedings. The Company intends to restructure its financial position by filing for bankruptcy protection and issuing equity securities in lieu of its current debt and working capital obligations. Post restructuring, the Company intends to identify merger or acquisition candidates and consummate a transaction with one of these candidates.
This should result in the Company becoming a viable entity, although there is no assurance that this will occur. In the event that this strategy is not successful, the assets of the Company will most probably be liquidated and the proceeds distributed to the creditors. As the first step in this restructuring plan, the Company filed a voluntary petition under Chapter 11 in the U.S. Bankruptcy Court on February 7, 1997.



PART II   OTHER INFORMATION
ITEM 1.    Legal Proceedings

           No material legal proceedings exist against the Company, its officers or directors except as follows:

           In October 1995, the Company was served with a complaint in Hennepin County (Minnesota) District Court by a real estate brokerage firm seeking payment of $29,000 for a commission on the sublease of the space formerly occupied by Gymania Corporation. The Company executed a confession of judgment for such amount and agreed to repay the obligation, with interest, in four quarterly installments of approximately $8,000 beginning November 30, 1995. The Company paid the first three installments but failed to pay the final amount due.

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


           In April 1996, a complaint was filed against the Company in Hennepin County (Minnesota) by William Auer seeking repayment of a note and interest in the amount of $40,000. The Company believes that Jumpin' Jax Entertainment, Inc., and not the Company, is the party subject to the claim. The Company has filed an answer to the complaint.


           In July 1996, a complaint was filed against the Company in Orange County (Florida) by a supplier of materials to Playpal seeking payment under a guaranty agreement provided by the Company for the collection of Playpal's obligations to this supplier. The complaint seeks $48,579. The Company is currently negotiating a settlement agreement for this matter..

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

           In May 1995, Jumpin' Jax Entertainment entered into a ten-year lease agreement, guaranteed by the Company, for approximately 15,000 square feet of space located in a shopping center in Green Bay, Wisconsin. Base rent is approximately $12,000 per month and began accruing in September 1995. The lease also requires additional rent of 12% of gross sales in excess of $925,000 plus 3% of gross sales in excess of $1,100,000 per lease year. Jumpin' Jax Entertainment has informed the landlord that it will not be occupying the space and, in September 1995, the landlord instituted an action against the Company for breach of contract. In January 1996, a motion for summary judgment on the issue of liability was granted to the landlord. In June 1996, the landlord filed a motion for summary judgment as to the issue of damages; such judgement was granted in February 1997 for approximately $680,000.

           In September 1996, an action was instituted against the Company, Jumpin' Jax Entertainment, and certain of its officers by Riverside Bank and Cynthia Powell (a former officer of Jumpin' Jax Entertainment). The action seeks recovery of amounts owed to Riverside Bank which are guaranteed by both the Company and Mrs. Powell and her husband (the former President of Playpal), which guaranty is secured by a mortgage on the Powell's residence. The amount sought is approximately $74,000. The Company is vigorously defending against this matter.

           In September 1996, a judgment in the amount of $79,000 was entered against the Company by Allstate
Financial Corporation in connection with an accounts receivable financing engaged in by the Company in June 1996.

           All pending litigation has been stayed by the February 7, 1997 bankruptcy filing.


           In addition, the following are material legal proceedings which have been brought against wholly-owned subsidiaries of the Company. The Company does not believe it is responsible for any of the claims, although there is no assurance thereof.

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

           In September 1995, Jumpin' Jax Entertainment was served with a complaint in Hennepin County (Minnesota) District Court by an advertising agency seeking payment of $44,000 for unpaid advertising, publication, and printing services. In January 1996, Jumpin' Jax Entertainment agreed to repay the obligation over an eleven month period and executed a confession of judgment for such amount; Jumpin' Jax Entertainment has made some, but not all of the payments.

           In August 1995, Jumpin' Jax Entertainment was served with a complaint in Hennepin County (Minnesota) District Court by a sign construction company which installed signage at Jumpin' Jax Entertainment's Maplewood and Burnsville, Minnesota indoor fun centers. In January, Jumpin' Jax Entertainment agreed to repay the obligation over an eleven month period and executed a confession of judgment for such amount; the Company has made some, but not all of the payments.

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

          In June 1996, a notice of eviction was served upon JJC in connection with its leaseholds for the Centers. The action was stayed under the provisions of the Chapter 11 bankruptcy proceeding filed by JJC. On August 22, 1996, the bankruptcy court granted the landlord's motion to lift the stay and the landlord has again begun eviction proceedings. Jumpin' Jax Entertainment ceased operations in the locations August 25, 1996 and is seeking to vacate the premises in an orderly manner.

          In January 1996, Jumpin' Jax Entertainment entered into a ten-year lease agreement for approximately 20,000 square feet of space located in a shopping center in Nashville, Tennessee. Base rent is approximately $13,000 per month for the first five years of the lease and approximately $15,000 per month for the second five years of the lease and began accruing in July 1996. The lease also requires additional rent of 6% of gross sales in excess of $4,013,000 per lease year for the first five years of the lease and in excess of $4,514,625 for the second five years of the lease. Jumpin' Jax Entertainment does not have the funds required to construct and equip the facility and has informed the landlord that it will not be able to begin this process unless working capital funds can be obtained, which is highly improbable. Therefore, Jumpin' Jax Entertainment does not intend to continue with respect to this project although it is liable for amounts under this lease.

ITEM 5.  Other Information

     During the first nine months of 1996, the Company raised $1.35 million in the debt and equity markets, all of which has been expended to fund deficit operations and service existing obligations. Such amounts include a private placement offering in May 1996 (the "May Offering")
of 12.5 units for $625,000.   Each unit, which was
purchasable for $50,000, consisted of (1) a $50,000 principal amount 10% subordinated promissory note due on the earlier of (a) the closing date of any public debt or equity offering by the Company (the "Public Offering") or (b) one year from the initial closing date of the May Offering and
(2) the issuance on the effective date of a registration statement filed with the Securities and Exchange Commission of (a) 30,000 shares of Common Stock and (b) a total of 300,000 warrants to purchase shares of Common Stock which warrants were to be identical to any warrants to be issued to the public in connection with any secondary public offering. In the event that the Company does not complete a secondary public offering by April 30, 1997, the investor is to be issued, on April 30, 1997 (a) 210,000 shares of Common Stock; (b) warrants to purchase 1,050,000 shares of Common Stock, exercisable at $.75 per share for a period of five years from the initial closing; and (c) warrants to purchase 1,050,000 shares of Common Stock, exercisable at a price of $1.00 per share for a period of five years from the initial closing. The securities contain certain piggyback registration rights. All obligations of the Company with regard to this financing have been waived in return for a majority ownership position in JJAXE, formerly a wholly-owned subsidiary of the Company.

                                           SIGNATURES

         Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  JUMPIN' JAX CORPORATION


                              By: /s/ Richmond W. A. Chandler
                                 Richmond W. A. Chandler
                                 Chairman and Chief Executive Officer
                                 Principle Financial Officer